Form 10-Q
period 1996-06-30
ADVANTAGE BANCORP INC
filed 1996-08-07
CIK 881892

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

        Quarterly Period Ended June 30, 1996

             or

   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to __________.

                         Commission File Number 0-19794

                             Advantage Bancorp, Inc.
             (Exact name of registrant as specified in its charter)

            Wisconsin                           39-1714425
   (State of Incorporation)          (I.R.S. Employer Identification No.)

          5935 7th Avenue
        Kenosha, Wisconsin                               53140
   (Address of principal executive offices)           (Zip Code)

                 Registrant's telephone  number: (414) 658-4861

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
   subject to such filing requirements for the past 90 days.  Yes X   No

   The number of shares outstanding of the issuer's common stock, par value $.01 per share, was 3,368,694 at July 31, 1996.

                    ADVANTAGE BANCORP, INC. AND SUBSIDIARIES
                                    FORM 10-Q

    Part I.   Financial Information

    Item 1    Financial Statements (unaudited):

              Consolidated Statements of Financial Condition as of
                June 30, 1996 and September 30, 1995  . . . . . . .      3

              Consolidated Statements of Income for the Three Months
                and Nine Months ended June 30, 1996 and 1995  . . .      4

              Consolidated Statements of Cash Flows for the Nine
                Months ended June 30, 1996 and 1995 . . . . . . . .      5

              Notes to Consolidated Financial Statements  . . . . .      7

    Item 2    Management's Discussion and Analysis of Financial
                Condition and Results of Operations . . . . . . . .     10

    Part II.  Other Information

    Item 1    Legal Proceedings . . . . . . . . . . . . . . . . . .     15

    Item 2    Changes in Securities . . . . . . . . . . . . . . . .     15

    Item 3    Default Upon Senior Securities  . . . . . . . . . . .     15

    Item 4    Submission of Matters to a Vote of Security Holders .     15

    Item 5    Other Information . . . . . . . . . . . . . . . . . .     15

    Item 6    Exhibits and Reports on Form 8-K  . . . . . . . . . .     15

              Signature Page  . . . . . . . . . . . . . . . . . . .     15

                   ADVANTAGE BANCORP, INC.  AND  SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (unaudited)

                                                    June 30      September 30
    ASSETS                                            1996            1995
    Cash and cash equivalents (includes
       interest-earning deposits of
       $12,363,053, June 30, 1996; $9,602,982
       - Sept. 30, 1995)  . . . . . . . . . .    $ 30,481,560    $ 32,510,205
    Certificates of deposit (approximates
       market value)  . . . . . . . . . . . .         611,026         308,247
    U.S. government and agency securities
       available for sale (at market value) . 29,384,850 25,016,363 Mortgage-backed securities available
       for sale (at market value) . . . . . .     148,552,602     145,030,586
    Mortgage-backed securities held to
       maturity (market value of $11,608,403
       - June 30, 1996; $45,663,035 - Sept.
       30, 1995)  . . . . . . . . . . . . . .      11,443,694      44,766,566
    Mortgage-related securities available for
       sale (at market value) . . . . . . . .      15,301,949      10,495,782
    Mortgage-related securities held to
       maturity (market value of $166,973,830
       - June 30,1996; $153,593,126 - Sept.
       30, 1995)  . . . . . . . . . . . . . .     166,416,060     151,306,148
    Marketable equity securities (at market
       value) . . . . . . . . . . . . . . . .       5,338,376       4,644,340
    Loans held for sale (at lower of cost or
       market)  . . . . . . . . . . . . . . .       1,992,950       2,405,000
    Loans receivable - net  . . . . . . . . .     541,525,952     509,877,127
    Foreclosed properties and properties
       subject to foreclosure - net   . . . .       1,979,134       2,080,423
    Investments in and advances to
       unconsolidated partnerships  . . . . .       4,698,309       4,871,676
    Office properties and equipment . . . . .      12,077,245      10,546,592
    Federal Home Loan Bank stock - at cost  .       8,645,600       9,847,600
    Accrued interest on investments and
       mortgage-related securities  . . . . .       2,884,081       2,702,495
    Intangible assets . . . . . . . . . . . .      12,203,877      14,208,028
    Prepaid expenses and other assets . . . .       2,707,406       2,616,954
                                                 ------------    ------------
                                                 $996,244,671    $973,234,132
                                                 ============    ============
    LIABILITIES
    Deposits  . . . . . . . . . . . . . . . .    $695,814,524    $681,924,883
    Notes payable to Federal Home Loan Bank . 172,910,000 163,010,000 Securities sold under agreements to
       repurchase   . . . . . . . . . . . . .      15,492,383      12,109,637
    Advance payments by borrowers for taxes
       and insurance  . . . . . . . . . . . .       6,723,153      10,657,934
    Accrued interest payable  . . . . . . . .       5,224,644       5,497,733
    Deferred income taxes . . . . . . . . . .       1,167,514       2,368,334
    Other liabilities . . . . . . . . . . . .       4,796,740       4,587,118
                                                 ------------    ------------
       Total liabilities  . . . . . . . . . .     902,128,958     880,155,639

    STOCKHOLDERS' EQUITY
    Serial preferred stock, $.01 par value;
       authorized 5,000,000 shares; none
       outstanding  . . . . . . . . . . . . .               -               -
    Common stock, $.01 par value; authorized
       10,000,000 shares; issued 4,124,780
       shares; outstanding shares: 3,392,694 -
       June 30, 1996; 3,464,355 - Sept. 30,
       1995 . . . . . . . . . . . . . . . . .          33,000          33,000
    Additional paid-in capital  . . . . . . .      37,451,179      37,249,638
    Loan to Employee Stock Ownership Plan . .      (1,985,803)     (1,985,803)
    Unearned restricted stock awarded . . . .        (766,606)       (886,606)
    Treasury stock, at cost (732,086 shares -
       June 30, 1996;  660,645 shares - Sept.
       30, 1995)  . . . . . . . . . . . . . .     (15,231,682)    (12,351,400)
    Unrealized gain (loss) on securities
       available for sale - net . . . . . . .      (1,398,952)        774,844
    Retained earnings   . . . . . . . . . . .      76,014,577      70,244,820
                                                 ------------    ------------
       Total stockholders' equity . . . . . .      94,115,713      93,078,493
                                                 ------------    ------------
                                                 $996,244,671    $973,234,132
                                                 ============    ============

   See accompanying notes to unaudited consolidated financial statements.

                    ADVANTAGE BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                Three Months Ended      Nine Months Ended
                                      June 30                 June 30
                                1996          1995       1996         1995
    Interest income:
     Interest on loans . .   $11,265,693  $10,629,214  $33,385,973 $29,604,906
     Interest on
      mortgage-related
      securities   . . . .     6,158,392    6,298,997   18,579,138  17,067,061
     Interest and dividends
      on investment
      securities . . . . .       706,660      596,566    2,204,521   1,629,023
     Other interest
      income . . . . . . .       249,626      299,942      758,310     954,548
                              ----------   ----------   ----------  ----------
     Total interest
      income . . . . . . .    18,380,371   17,824,719   54,927,942  49,255,538

    Interest expense:
     Interest on deposits.     7,897,784    8,151,944   23,770,466  21,510,598
     Interest on notes
      payable and other
      borrowings . . . . .     2,899,410    2,672,901    8,812,870   6,951,568
                              ----------   ----------   ----------  ----------
     Total interest expense   10,797,194   10,824,845   32,583,336  28,462,166
                              ----------   ----------   ----------  ----------
    Net interest income. .     7,583,177    6,999,874   22,344,606  20,793,372
    Provision for losses
     on loans  . . . . . .       100,000       40,000      340,000     340,000
                              ----------   ----------   ----------  ----------
    Net interest income
     after provision for
     losses on loans . . .     7,483,177    6,959,874   22,004,606  20,453,372

    Non-interest income:
     Loan fees and service
      charges. . . . . . .       174,224      135,469      495,877     383,640
     Mortgage brokerage
      commissions  . . . .       529,245            -    1,548,980           -
     Service charges on
      deposit accounts . .       666,787      531,281    1,813,785   1,413,135
     Gain on sales of
      loans - net. . . . .       117,656       26,745      732,496      54,519
     Gain on sale of
      securities available
      for sale . . . . . .       105,715      140,000      594,663     140,000
     Equity in net income
      of unconsolidated
      partnerships . . . .         2,521       17,412       59,081      85,612
     Other . . . . . . . .       286,132      271,140      777,649     779,083
                              ----------   ----------   ----------  ----------
     Total non-interest
      income . . . . . . .     1,882,280    1,122,047    6,022,531   2,855,989

    Non-interest expenses:
     Compensation and
      employee benefits. .     2,497,473    2,047,229    7,467,952   5,992,500
     Occupancy . . . . . .       754,538      608,147    2,140,035   1,764,036
     Data processing . . .       165,494      129,359      484,597     433,917
     Advertising . . . . .       135,269      186,963      357,352     371,334
     Federal deposit
      insurance premiums .       400,323      328,928    1,196,552     917,569
     Amortization of
      intangible assets. .       590,062      548,843    2,029,691   1,454,801
     Professional services       101,881       86,486      374,070     289,378
     Other . . . . . . . .     1,264,851      933,952    3,404,644   2,589,893
                              ----------   ----------   ----------  ----------
     Total non-interest
      expenses . . . . . .     5,909,891    4,869,907   17,454,893  13,813,428
                              ----------   ----------   ----------  ----------
    Income before income
     taxes . . . . . . . .     3,455,566    3,212,014   10,572,244   9,495,933

    Income taxes . . . . .     1,266,636    1,147,316    3,864,154   3,420,788
                              ----------   ----------   ----------  ----------
    Net income . . . . . .   $ 2,188,930  $ 2,064,698  $ 6,708,090 $ 6,075,145
                             ===========   ==========  =========== ===========
    Earnings per share . .         $0.60        $0.56        $1.82       $1.64
                             ===========   ==========  =========== ===========

   See accompanying notes to unaudited consolidated financial statements.

                    ADVANTAGE BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                    Nine Months Ended June 30
                                                        1996           1995
    Operating activities:

    Net income  . . . . . . . . . . . . . . . .      $ 6,708,090   $ 6,075,145
      Provision for losses on loans . . . . . .          340,000       340,000
      Provision for depreciation  . . . . . . .          795,884       733,978
      Amortization of intangible assets . . . .        2,029,691     1,454,801
      Equity in net income of unconsolidated
       partnerships   . . . . . . . . . . . . .          (59,081)      (85,612)
      Net (gain) loss on sale or writedown of
       foreclosed properties  . . . . . . . . .           28,120        (5,578)
      Net amortization of mortgage-related
       securities discounts and premiums  . . .         (682,640)     (566,524)
      Decrease in deferred income tax
       liability  . . . . . . . . . . . . . . .         (114,816)            -
      Increase (decrease) in accrued income
       taxes  . . . . . . . . . . . . . . . . .       (1,848,287)    1,006,128
      Decrease (increase) in interest
       receivable   . . . . . . . . . . . . . .         (423,208)       82,684
      Increase (decrease) in interest payable           (273,089)    2,093,195
      Loans originated for sale . . . . . . . .      (47,738,265)   (8,771,719)
      Proceeds from sales of loans. . . . . . .       48,150,315     7,051,919
      Amortization of cost of restricted stock
       benefit plan   . . . . . . . . . . . . .          120,000       243,000
      Other . . . . . . . . . . . . . . . . . .          815,686    (2,757,561)
                                                    ------------   -----------
    Net cash provided by operating
     activities . . . . . . . . . . . . . . . .        7,848,400     6,893,856

    Investing activities:
      Proceeds from maturities of certificates
       of deposit . . . . . . . . . . . . . . .          198,000       815,598
      Proceeds from sales and maturities of
      U.S. government and agency securities
       available for sale . . . . . . . . . . .        4,500,000    35,326,805
      Proceeds from sales of marketable equity
       securities   . . . . . . . . . . . . . .        1,410,214       435,750
      Purchases of FHLB stock . . . . . . . . .         (275,600)            -
      Proceeds from sales of FHLB stock . . . .        1,477,600             -
      Proceeds from sales of mortgage-backed
       securities available for sale  . . . . .                -     9,459,280
      Purchases of certificates of deposit. . .         (500,779)     (202,372)
      Purchases of  U.S. agency securities
       available for sale   . . . . . . . . . .       (9,000,000)   (3,003,770)
      Purchases of mortgage loans . . . . . . .                -    (9,929,250)
      Purchases of mortgage-related securities
       held to maturity   . . . . . . . . . . .      (32,560,469)  (78,014,767)
      Purchases of mortgage-backed securities
       held to maturity   . . . . . . . . . . .                -    (4,874,040)
      Principal repayments on mortgage-related
       securities held to maturity  . . . . . .       11,496,337     8,613,327
      Principal repayments on mortgage backed
       securities held to maturity  . . . . . .        2,648,616     2,462,041
      Loan principal repayments . . . . . . . .      155,672,497   115,960,028
      Loans originated  . . . . . . . . . . . .     (186,666,415) (149,181,656)
      Principal repayments on loan to ESOP. . .                -       290,176
      Purchases of marketable equity
       securities   . . . . . . . . . . . . . .       (2,459,890)   (1,553,187)
      Purchases of mortgage-backed securities
       available for sale   . . . . . . . . . .       (2,035,207)  (24,737,402)
      Principal repayments on mortgage-backed
       securities available for sale  . . . . .       26,736,907    14,465,584
      Principal repayments on mortgage-related
       securities available for sale  . . . . .        1,393,769       444,811
      Proceeds from sale of foreclosed
       properties   . . . . . . . . . . . . . .          762,875       498,741
      Principal repayments on loans to
       unconsolidated partnership   . . . . . .          132,448       124,594
      Cash distributions from unconsolidated
       partnerships   . . . . . . . . . . . . .          100,000        50,000
      Additions to office properties and
       equipment  . . . . . . . . . . . . . . .       (2,326,537)     (627,431)
      Business acquisition, net of cash and
       cash equivalents acquired of $5,727,802:
      Loans receivable  . . . . . . . . . . . .                -   (37,181,491)
      Mortgage-backed securities  . . . . . . .                -   (34,168,133)
      U.S. government and agency securities . .                -   (45,543,011)
      Intangible assets . . . . . . . . . . . .                -   (14,462,723)
      Deposit accounts  . . . . . . . . . . . .                -   106,934,528
      FHLB advances . . . . . . . . . . . . . .                -     3,000,000
      Other - net . . . . . . . . . . . . . . .                -     2,364,176
                                                    ------------   -----------
    Net cash used in investing activities . . .      (29,295,634) (102,233,794)

    Financing activities:
      Net increase in deposits  . . . . . . . .       13,889,641    65,090,270
      Proceeds from notes payable to the
       Federal Home Loan Bank . . . . . . . . .       46,000,000    41,000,000
      Repayment of notes payable to the
       Federal Home Loan Bank . . . . . . . . .      (36,100,000)  (14,400,000)
      Net increase in securities sold under
       agreements to  repurchase. . . . . . . .        3,382,746     2,100,000
      Net decrease in advance payments by
       borrowers for taxes and insurance  . . .       (3,934,781)   (2,012,049)
      Purchases of treasury stock   . . . . . .       (3,200,405)   (3,027,919)
      Dividends paid    . . . . . . . . . . . .         (776,357)     (442,127)
      Proceeds from exercise of stock options            157,745       580,833
                                                    ------------   -----------
    Net cash provided by financing
     activities   . . . . . . . . . . . . . . .       19,418,589    88,889,008
                                                    ------------   -----------
    Decrease in cash and cash equivalents             (2,028,645)   (6,450,930)
    Cash and cash equivalents:
      At beginning of period  . . . . . . . . .       32,510,205    30,015,434
                                                    ------------   -----------
      At end of period  . . . . . . . . . . . .     $ 30,481,560  $ 23,564,504
                                                    ============  ============
    Supplemental disclosures of cash flow
     information:
      Interest paid (including amounts
       credited to deposits). . . . . . . . . .     $ 32,856,425  $ 25,662,053
      Income taxes paid . . . . . . . . . . . .        5,827,258     2,499,583
    Supplemental schedule of noncash
      investing activities:
      Loans receivable transferred to
       foreclosed properties. . . . . . . . . .          689,706     1,197,437

   See accompanying notes to unaudited consolidated financial statements.


                       *  *  *  *  *  *  *  *  *  *  *  *  *  *  *  *


                    ADVANTAGE BANCORP, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                         Nine Months Ended June 30, 1996

   (1) Basis of Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles
   (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. All adjustments are of a normal recurring nature. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto for the fiscal year ended September 30, 1995 included in the Annual Report on Form 10-K as filed by Advantage Bancorp, Inc. (the "Company") with the Securities and Exchange Commission.

   The results of operations and other data for the nine months ended June 30, 1996 are not necessarily indicative of results that may be expected for the entire fiscal year ending September 30, 1996.

   The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Advantage Bank, FSB (the "Bank"), and the Bank's wholly-owned subsidiaries, Advantage Financial Center, Inc., Advantage Real Estate Services, Inc., Advantage Investments, Inc., Advantage Financial Services and Insurance, Inc., and Amity Service Corporation. All material intercompany accounts and transactions have been eliminated in consolidation.

   (2) Earnings Per Share Information

   Earnings per share of common stock have been computed based on the consolidated net income and weighted average shares of outstanding stock of the Company.
                                                  Nine Months Ended June 30
                                                     1996           1995
    Net income  . . . . . . . . . . . . . . .    $ 6,708,090     $6,075,145
                                                 ===========     ==========
    Weighted average shares outstanding . . . 3,457,426 3,451,609 Net effect of dilutive stock options based on the treasury stock method
      using average market price  . . . . . .        228,990        261,320
                                                 -----------     ----------
    Total weighted average common shares
      and equivalents . . . . . . . . . . . .      3,686,416      3,712,929
                                                 ===========     ==========
    Earnings per share (primary)  . . . . . .          $1.82          $1.64
                                                 ===========     ==========
    Weighted average shares outstanding . . .      3,457,426      3,451,609

    Net effect of dilutive stock options
      based on the treasury stock method
      using quarter-end market price  . . . .        231,431        263,265
                                                 -----------     ----------
    Total outstanding shares for fully
      diluted purposes  . . . . . . . . . . .      3,688,857      3,714,874
                                                 ===========     ==========
    Earnings per share (fully diluted)  . . .          $1.82          $1.64
                                                 ===========     ==========

   (3) Commitments and Contingencies

   Commitments to originate mortgage loans of $9.6 million at June 30, 1996 represent amounts which the Bank plans to fund within the normal commitment period of thirty to ninety days. Commitments to sell fixed-rate mortgage loans were $2.4 million as of June 30, 1996. The Bank had unissued credit under existing home equity line-of-credit loans and commercial line-of-credit loans of $24.7 million and $25.6 million, respectively, as of June 30, 1996.

   (4)  Change in Accounting Principle

   During the quarter ended December 31, 1995, the Company adopted FASB Statement No. 114 "Accounting by Creditors for Impairment of a Loan." Under this Statement, impaired loans are measured at the present value of expected future cashflows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The adoption of this Statement had no effect on the financial statements.

   During the quarter ended December 31, 1995, the Company also adopted FASB Statement No. 122, "Accounting for Mortgage Servicing Rights," which requires that an allocation of costs be made between loans and their related servicing rights for loans originated with a definitive plan to sell or securitize these loans and retain the servicing rights. Statement No. 122 requires entities to recognize a separate asset for servicing rights which will increase the gain on sale of loans when the servicing rights are retained. Statement No. 122 is being applied on a prospective basis to mortgage servicing rights acquired after September 30, 1995. Mortgage servicing rights acquired prior to October 1, 1995 will continue to be accounted for under the prior accounting rules, under which costs were fully allocated to the loan and servicing income was recognized as it was received over the life of the loan. The effect of adopting this statement was to increase net income by $331,000 during the nine months ended June 30, 1996.

   As of December 31, 1995, the Company reclassified approximately $37.3 million in securities from held-to-maturity to available-for-sale under the one-time-opportunity allowed under the Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities, which was issued by the FASB in November 1995. Under this Guide, a one-time classification could be made without calling into question the propriety of the Company's stated intent relating to these securities in prior or subsequent periods.

   (5)  Stockholders' Equity

   Under federal law and regulations, the Bank is required to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets and investments in and advances to "nonincludable" subsidiaries and joint ventures. Core capital generally consists of tangible capital plus qualifying intangible assets. The risk-based capital requirements address credit risk related to both recorded assets and off-balance sheet commitments and obligations. Risk-weighted assets, for regulatory measurement purposes, at June 30, 1996, totaled $457,133,000.

        The following table summarizes the Bank's capital amounts and capital ratios, and the capital ratios required by federal law and regulations at June 30, 1996 (dollars in thousands):

                         Actual  Required            Actual  Required
                         Amount    Amount   Excess   Ratio     Ratio   Excess

   Tangible capital     $67,994   $14,779  $53,215    6.90%    1.50%    5.40%
   Core capital          67,994    29,558   38,436    6.90     3.00     3.90
   Risk-based capital    73,572    36,571   37,001   16.09     8.00     8.09

   The Bank's regulatory capital as of June 30, 1996 was as follows (in thousands):
                                          Tangible      Core     Risk-Based
                                           Capital     Capital     Capital
     Total consolidated stockholders'
       equity  . . . . . . . . . . . . .   $94,116     $94,116     $94,116
     Add unrealized loss on securities
       available for sale (Bank only). .       598         598         598
     Less parent company stockholders'
       equity not includable in
       regulatory capital  . . . . . . .   (18,909)    (18,909)    (18,909)
     Loan loss allowances (limited to
       1% of loans)  . . . . . . . . . .         -           -       5,578
     Nonallowable intangibles  . . . . .   (12,204)    (12,204)    (12,204)
     Income tax effect of intangibles. .     4,393       4,393       4,393
                                          --------     -------     -------
        Regulatory capital . . . . . . .   $67,994     $67,994     $73,572
                                          ========     =======     =======

   In August 1993 the Office of Thrift Supervision ("OTS") issued a final regulation which adds an interest-rate risk component to the risk-based capital requirement. The regulation will become effective at a yet-to-be-determined date. The capital requirement will be increased if the change in the market value of the Bank's net portfolio equity as a result of a 200 basis point change in the market interest rates exceeds 2% of the Bank's total assets. The additional capital requirement will be equal to one-half of such excess. Management believes that this regulation will not have a material effect on the Bank's capital requirement.

   (6) Reclassifications

   Certain amounts in the prior year consolidated financial statements have been reclassified to conform with the fiscal 1996 presentation.

   (7)  Business Combinations

   On December 16, 1994, the Company completed the acquisition of Amity Bancshares, Inc. ("Amity") in a cash transaction for $24.8 million. The transaction has been accounted for as a purchase. Amity, based in Tinley Park, Illinois, was the parent company of Amity Federal Bank for Savings. Amity had total assets of $141.2 million as of December 16, 1994. This acquisition resulted in the recording of a core deposit intangible of $11.8 million and goodwill (unidentifiable intangible asset) of $2.6 million. The core deposit intangible is being amortized to expense on an accelerated basis over the estimated life of the deposits. Goodwill is being amortized to expense at a constant rate applied to the carrying amount of the long-term interest-earning assets.

   On August 21, 1995, the Company's newly formed subsidiary, Advantage Financial Center, Inc., completed the cash purchase of substantially all of the assets of The Financial Center of Illinois, Inc., a mortgage brokerage company operating in the Chicago and Milwaukee metropolitan areas with offices in Naperville, Illinois and Wauwatosa, Wisconsin. The purchase price was not material to the Company's consolidated financial statements.

   (8)  Dividends

   On February 23, 1996, the Company paid a 25% stock dividend (five-for-four stock split) to shareholders of record on February 5, 1996.

   On July 24, 1996, the Company announced the declaration of an eight cents per share cash dividend on the Company's common stock payable August 22, 1996 to shareholders of record on August 8, 1996.

                    ADVANTAGE BANCORP, INC. AND SUBSIDIARIES
   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

   General

   The Company's only active business is the business of the Bank. The Bank's principal business is attracting retail deposits from the general public and using such deposits to originate residential loans in its primary market area. The Bank also originates commercial real estate, multi-family, construction, consumer and commercial business loans. In addition, the Bank also invests in mortgage-related securities, investment securities, certificates of deposit, short-term liquid assets and real estate. Finally, the Bank offers, on an agency basis, certain securities brokerage services and insurance products to its customers. The Bank operates out of 15 locations. It has seven full service offices located in Kenosha, Wisconsin and full service branch offices located in Lake Geneva, Paddock Lake, and Racine, Wisconsin; and Burbank, Gurnee, North Chicago, Tinley Park and Zion, Illinois. The Bank also operates loan origination facilities in Kenosha, and Racine, Wisconsin and Grayslake, Illinois. The Bank owns five service corporations, Advantage Real Estate Services, Inc., which owns interests in two real estate partnerships, Advantage Investments, Inc., which invests in mortgage-related securities, Advantage Financial Services and Insurance, Inc. which is engaged in the business of selling non-insured investments and insurance and providing financial planning, Advantage Financial Center, Inc., which provides mortgage brokerage services and has offices in Wauwatosa, Wisconsin and Naperville, Illinois, and Amity Service Corporation, which formerly operated an insurance agency and is now inactive. Deposits of the Bank are insured up to the maximum allowable amount by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is subject to regulation by the OTS and the FDIC.

   The Company's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on its loan, mortgage-related securities and investment portfolios and its cost of funds, consisting of interest paid on its deposits and borrowings. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income. Conversely, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net interest income. In managing its asset-liability mix, the Company intends to continue to emphasize, subject to future conditions, the origination of adjustable rate mortgage loans and the purchase of short-term and intermediate-term mortgage-related securities and other assets.

   The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

   Liquidity and Capital Resources

   The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term investments. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. Cash and cash equivalents totalled $30.5 million and $23.6 million as of June 30, 1996 and 1995, respectively.

   The Company's primary sources of funds are deposits, proceeds from principal and interest payments on loans and mortgage-related securities, notes payable to Federal Home Loan Bank of Chicago ("FHLB") and, to a lesser extent, reverse repurchase agreements. While maturities and scheduled amortization of loans and mortgage-related securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

   A primary investing activity of the Company is the origination of mortgage and other loans. During the nine months ended June 30, 1996 and 1995, the Company originated and purchased loans (including loans originated for sale) in the amounts of $234.4 million and $167.9 million, respectively. Other investing activities include the purchase of mortgage-related securities (including securities available for sale) which totalled $34.6 million and $107.6 million for the nine months ended June 30, 1996 and 1995, respectively.

   During the nine months ended June 30, 1996 and 1995, these activities were funded primarily by (1) principal repayments on loans and mortgage-related securities totalling $198.0 million and $142.4 million, respectively, (2) net increases in deposits of $13.9 million and $65.1 million, respectively, (3) proceeds from sales of loans of $48.2 million and $7.1 million, respectively, (4) net proceeds from borrowings from the FHLB of $9.9 and $26.6 million, respectively, and (5) net proceeds from borrowings under repurchase agreements of $3.4 million and $2.1 million, respectively.

   The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The current required ratio is 5.0%. The Bank's liquidity ratio was 8.9% for the month of June 1996. Excess funds are generally invested in short-term investments such as federal funds. In the event that the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of FHLB advances, repurchase agreements, and brokered deposits.

   As of June 30, 1996, the Bank's capital exceeded all capital requirements of the OTS as mandated by federal law and regulations. See Note 5 of the Notes to Unaudited Consolidated Financial Statements.

   Changes in Financial Condition

   Total assets increased $23.0 million, or 2.4%, from $973.2 million at September 30, 1995 to $996.2 million at June 30, 1996.

   Loans receivable increased $31.6 million from $509.9 million as of September 30, 1995 to $541.5 million as of June 30, 1996.

   Mortgage-related securities decreased $9.9 million, or 2.8%, from $351.6 million as of September 30, 1995 to $341.7 million at June 30, 1996. This decrease was due to the Bank's strategy of investing most of the funds received from principal repayments on mortgage-related securities in loans receivable since loans generally have higher yields than securities.

   Deposits increased $13.9 million from $681.9 million at September 30, 1995 to $695.8 million at June 30, 1996.

   Notes payable to the FHLB increased $9.9 million from $163.0 million as of September 30, 1995 to $172.9 million as of June 30, 1996. Securities sold under agreement to repurchase increased $3.4 million from $12.1 million as of September 30, 1995 to $15.5 million as of June 30, 1996.

   Stockholders' equity increased from $93.1 million as of September 30, 1995 to $94.1 million as of June 30, 1996. Stockholders' equity was increased by: (1) net income of $6.7 million, and, (2) amortization of cost of restricted stock issued under the Bank Incentive Plan of $120,000. Stockholders' equity was reduced by (1) the open market repurchase of $3.2 million of Company stock, (2) the payment of $776,000 in cash dividends, and (3) a decrease of $2.2 million in the unrealized gain
   (loss) (net of income tax effect) relating to securities available for sale.

   Asset Quality

   The Company and Bank regularly review assets to determine proper valuation. Management's monitoring of the asset portfolio includes a review of historical loss experience, known and inherent risks in the portfolio, the value of any underlying collateral, and prospective economic conditions. Loans are placed on nonaccrual status when loans are contractually delinquent more than 90 days or earlier if warranted based on management's assessment of the loan. When loans are placed on nonaccrual status, interest previously accrued is reversed with a charge to interest income. The following table sets forth information regarding the Company's nonaccrual loans and foreclosed properties at the dates indicated (dollars in thousands). All loans which are contractually past due more than 90 days are included in nonaccrual loans.

                              June 30   Mar. 31   Dec. 31   Sept. 30   June 30
                                1996      1996      1995      1995      1995
    Nonperforming loans:
     One- to four-family . .   $1,959   $  948    $  608    $  604     $1,124
     Commercial real estate.    1,393    2,094     1,608     1,685      1,769
     Construction and land .        -       72        72         -          -
     Commercial business . .       42       89        46       105         78
     Consumer and other  . .      102       72        40        13        107
                               ------   ------    ------    ------     ------
   Total non-performing
     loans . . . . . . . . .   $3,496   $3,275    $2,374    $2,407     $3,078
                               ======   ======    ======    ======     ======
    Foreclosed properties:
     One-to four-family  . .   $1,165   $1,568    $1,617    $1,547     $  679
     Commercial real estate.      534      558       558       533        621
     Construction and land .      280      280       280         -        280
                               ------   ------    ------    ------     ------
    Total foreclosed
     properties  . . . . . .   $1,979   $2,406    $2,455    $2,080     $1,580
                               ======   ======    ======    ======     ======
    Total non-performing
     assets  . . . . . . . .   $5,475   $5,681    $4,829    $4,487     $4,658
                               ======   ======    ======    ======     ======
    Non-performing loans
     to total loans  . . . .    0.64%    0.62%     0.46%     0.47%      0.61%
                               ======   ======    ======    ======     ======
    Non-performing assets
     to total assets . . . .    0.55%    0.58%     0.50%     0.46%      0.49%
                               ======   ======    ======    ======     ======

   Allowance for Losses on Loans

   The following table sets forth an analysis of the Company's allowance for losses on loans (dollars in thousands):

                                             Nine        Year       Year
                                        Months Ended     Ended      Ended
                                           June 30,    Sept. 30,   Sept 30,
                                             1996        1995       1994

    Balance at beginning of period  . .     $5,271      $5,327      $4,937
    Additions charged to operations:
      One- to four-family . . . . . . .          -          30          50
      Multi-family and commercial real           -          60         526
       estate   . . . . . . . . . . . .
      Consumer  . . . . . . . . . . . .          -          50          24
      Commercial business . . . . . . .        340         320         120
                                            ------      ------      ------
                                               340         460         720
    Additions from business acquisitions:
      One- to four-family . . . . . . .          -         469           -
      Multi-family and commercial real
       estate     . . . . . . . . . . .          -          49           -
                                            ------      ------      ------
                                                 0         518           0
    Recoveries:
      One- to four-family . . . . . . .          -          14          31
      Consumer  . . . . . . . . . . . .          5          12          61
      Commercial business . . . . . . .          1          12           6
                                            ------      ------      ------
                                                 6          38          98
    Charge-offs:
      One- to four-family . . . . . . .        (29)        (40)          -
      Multi-family and commercial real
       estate   . . . . . . . . . . . .         (4)       (841)       (408)
      Consumer  . . . . . . . . . . . .         (6)        (32)        (20)
      Commercial business . . . . . . .          -        (159)          -
                                            ------      ------      ------
                                               (39)     (1,072)       (428)
                                            ------      ------      ------
    Net charge-offs . . . . . . . . . .        (33)     (1,034)       (330)
                                            ------      ------      ------
    Balance at end of period  . . . . .     $5,578      $5,271      $5,327
                                            ======      ======      ======
    Ratio of net charge-offs to average
      loans outstanding during the
      period (annualized) . . . . . . .       0.00%       0.20%       0.08%
                                            ======      ======      ======
    Allowance for losses on loans to
      non-performing loans at end of
      the period  . . . . . . . . . . .      159.5%      219.0%      106.8%
                                            ======      ======      ======
    Allowance for losses on loans to
      total loans at end of the period.       1.02%       1.03%       1.25%
                                            ======      ======      ======

   While management believes that it uses the best information available to determine the allowance for losses on loans, unforeseen changes in market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance.

   Results of Operations - Comparison of the Three months Ended June 30, 1996 and 1995

   General

   Net income for the three months ended June 30, 1996 was $2.19 million compared to $2.06 million for the comparable 1995 quarter.

   Net Interest Income

   The following table presents certain information related to net interest income (dollars in thousands):
                                                     For the Three Months
                                                        Ended June 30
                                                      1996          1995
    Average interest-earning assets . . . .        $933,489      $900,400
    Total interest income . . . . . . . . .          18,380        17,825
    Average yield on interest-earning
     assets . . . . . . . . . . . . . . . .            7.88%         7.92%

    Average interest-bearing liabilities  .        $874,657      $846,756
    Total interest expense  . . . . . . . .          10,797        10,825
    Average rate on interest-bearing
     liabilities. . . . . . . . . . . . . .            4.94%         5.11%

    Average net earning assets  . . . . . .         $58,832       $53,644
    Net interest income before provision
     for loan losses. . . . . . . . . . . .           7,583         7,000
    Net interest rate spread  . . . . . . .            2.86%         2.81%
    Net interest margin (net interest
     income divided by average
     interest-earning assets) . . . . . . .            3.25%         3.11%

   Net interest income before provision for loan losses was $7.6 million for the three months ended June 30, 1996, compared with $7.0 million for the comparable 1995 quarter, an increase of $600,000. This increase was primarily due to a $33.1 million increase in average interest-bearing assets from the 1995 quarter to the 1996 quarter.

   The net interest rate spread increased from 2.81% for the 1995 quarter to 2.86% for the 1996 quarter. This increase was primarily due to the Company's strategy to maintain or increase its margin by increasing its commercial and consumer loans, which have higher margins than mortgage loans. Commercial and consumer loans also have higher credit risk. While the Company's credit losses on these loans have been minimal in the past, there can be no assurance that such losses will remain minimal in the future.

   Provision for Losses on Loans

   The provision for losses on loans was $100,000 for the three months ended June 30, 1996 compared to $40,000 for the comparable 1995 quarter. Nonperforming loans increased from $3.1 million as of June 30, 1995 to $3.5 million as of June 30, 1996.

   Non-interest Income

   Non-interest income was $1.9 million for the three months ended June 30, 1996 compared to $1.1 million for the comparable 1995 quarter, an increase of $800,000. This increase was due to (1) a $91,000 increase in gains on sale of loans, (2) mortgage brokerage commissions of $529,000 earned during the 1996 quarter by the Company's wholly-owned subsidiary, Advantage Financial Center, Inc., which began operations on August 21, 1995 (there were no such commissions during the comparable 1995 quarter), and (3) a $136,000 increase in service charges on deposit accounts primarily relating to an increase in the number of checking accounts. The increase in gains on sale of loans related primarily to the Company's adoption of FASB Statement No. 122, "Accounting for Mortgage Servicing Rights," as of October 1, 1995 (see Note 4 of the Notes to Unaudited Ccnsolidated Financial Statements).

   Non-interest Expense

   Non-interest expense was $5.9 million for the three months ended June 30, 1996 compared to $4.9 million for the comparable 1995 quarter, an increase of $1.0 million. This increase was primarily the result of expenses associated with the Company's new subsidiary, Advantage Financial Center, Inc. Excluding expenses relating to this new subsidiary, total expenses for the 1996 quarter increased 8% compared to the 1995 quarter. This increase was due to a general increase in the Company's business including the lease of a new Operations Center in Kenosha, Wisconsin which opened in April 1996 and houses several departments that were formerly in the Company's Home Office.

   Income Taxes

   The Company's effective income tax rate was 36.7% for the quarter ended June 30, 1996 compared to 35.7% for the quarter ended June 30, 1995.


   Results of Operations - Comparison of the Nine Months Ended June 30, 1996 and 1995

   General

   Net income for the nine months ended June 30, 1996 was $6.7 million compared to $6.1 million for the comparable 1995 period.

   Net Interest Income

   The following table presents certain information related to net interest income (dollars in thousands):
                                                     For the Nine Months
                                                         Ended June 30
                                                      1996           1995
    Average interest-earning assets . . . . .      $927,767       $841,178
    Total interest income . . . . . . . . . .        54,928         49,256
    Average yield on interest-earning assets.          7.89%          7.81%

    Average interest-bearing liabilities  . .      $867,737       $786,716
    Total interest expense  . . . . . . . . .        32,583         28,463
    Average rate on interest-bearing
     liabilities  . . . . . . . . . . . . . .          5.01%          4.82%

    Average net earning assets  . . . . . . .      $ 60,030        $54,462
    Net interest income before provision
     for loan losses. . . . . . . . . . . . .        22,345         20,793
    Net interest rate spread  . . . . . . . .          2.89%          2.98%
    Net interest margin (net interest
     income divided by average
     interest-earning assets) . . . . . . . .          3.21%          3.30%

   Net interest income before provision for loan losses was $22.3 million for the nine months ended June 30, 1996, compared with $20.8 million for the comparable 1995 period, an increase of $1.5 million. The increase in net interest income relates to a $86.6 million increase in average interest-earning assets which includes a $45.5 million increase in average loans receivable and a $32.9 million increase in average mortgage-related securities. These increases are due primarily to the Amity acquisition as of December 16, 1994. See Note 7 to the Notes to Unaudited Ccnsolidated Financial Statements.

   The net interest rate spread decreased from 2.98% for the 1995 period to 2.89% for the 1996 period. This decrease was primarily due to an increase in competition for loans and deposits in the Company's market area. This decrease in margin was reversed during the quarter ended June 30, 1996 but could continue in the future. However, the Company's strategy is to maintain or increase its margin by increasing its commercial and consumer loans, which have higher margins than mortgage loans.

   Provision for Losses on Loans

   The provision for losses on loans remained unchanged at $340,000 for the nine months ended June 30, 1996 compared with the comparable 1995 period.

   Non-interest Income

   Non-interest income was $6.0 million for the nine months ended June 30, 1996 compared to $2.9 million for the comparable 1995 period, an increase of $3.1 million. This increase was due to (1) a $678,000 increase in gains on sale of loans, (2) mortgage brokerage commissions of $1.5 million earned during the 1996 period by the Company's wholly-owned subsidiary, Advantage Financial Center, Inc., which started operations on August 21, 1995 (there were no such comissions during the comparable 1995 period),
   (3) a $455,000 increase in gains on sales of securities available for sale, and (4) a $401,000 increase in service charges on deposit accounts primarily relating to an increase in the number of checking accounts. The increase in gains on sale of loans related to (1) relatively low market interest rates during the 1996 period compared to the 1995 period, which resulted in an increase in the origination of fixed rate loans which are typically sold by the Company in the secondary market, and (2) the Company's adoption of FASB Statement No. 122, "Accounting for Mortgage Servicing Rights," as of October 1, 1995 (see Note 4 to Unaudited Consolidated Financial Statements).

   Non-interest Expense

   Non-interest expense was $17.5 million for the nine months ended June 30, 1996 compared to $13.8 million in the comparable 1995 period, an increase
   of $3.7 million.   This increase was primarily due to costs incurred
   relating to the acquisition and ongoing operations of Amity and Advantage Financial Center.

   Income Taxes

   The Company's effective income tax rate was 36.6% for the period ended June 30, 1996 compared to 36.0% for the period ended June 30, 1995.

                           Part II - Other Information

   Item 1   Legal Proceedings

   From time to time the Bank and its subsidiaries is a party to legal proceedings arising out of its lending activities and other operations. However, there are no pending legal proceedings to which the Bank is a party which, if determined adversely to the Bank, would have a material adverse effect on the consolidated financial position of the Company.

   Item 2     Changes in Securities

        Not applicable.

   Item 3     Default upon Senior Securities

        Not applicable.

   Item 4     Submission of Matters to a Vote of Security Holders

        Not applicable

   Item 5     Other information

        Not applicable

   Item 6     Exhibits and Reports on Form 8-K

        (a) Reference is made to the Exhibit Index with respect to the exhibit filed with this Form 10-Q. In addition, see Note 3 to the Unaudited Consolidated Financial Statements for the information required by Exhibit 11 - Computation of Earnings Per Share

        (b) There were no reports on Form 8-K filed during the quarter for which this report is filed.

   *  *  *  *  *  *  *  *  *  *  *  *  *  *  *  *  *  *  *  *  *  *  *  *

                                   Signatures

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Advantage Bancorp, Inc.
                                 (registrant)

   Date: August 2, 1996          By: /s/ Paul P. Gergen
                                     Paul P. Gergen
                                     Chairman of the Board
                                     Chief Executive Officer

                                 By:  /s/ John Stampfl
                                      John Stampfl
                                      Chief Financial Officer

                                  EXHIBIT INDEX

                             ADVANTAGE BANCORP, INC.
                                    FORM 10Q
                      Quarterly Period Ended June 30, 1996


   Exhibit No.                   Exhibit                       Page Number

      27               Financial Data Schedule