Form 10-K405
period 1996-09-30
ADVANTAGE BANCORP INC
filed 1996-12-26
CIK 881892

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

                  [ x ] Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                        For the Fiscal Year Ended September 30, 1996
                            or

                  [   ] Transition Report Pursuant to Section 13 or 15(d) of
                        the Securities Exchange Act of 1934

                        For the transition period from ______________ to
                        _______________

                        Commission file number:  0-19794


                             ADVANTAGE BANCORP, INC.
             (Exact name of registrant as specified in its charter)

             Wisconsin                               39-1714425
        (State or other Jurisdiction            (I.R.S. Employer
        of Incorporation or                     Identification No.)
        Organization)
                                                     53140
             5935 Seventh Avenue                  (ZIP Code)
             Kenosha, Wisconsin
     (Address of principal executive offices)

       Registrant's telephone number, including area code:  (414) 658-4861
        Securities registered pursuant to Section 12(b) of the Act:  None
           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   Yes   X   No ____

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
   amendment to this Form 10-K   X   .

   Based upon the closing price of the registrant's common stock as of December 6, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant was $96,743,000.*

   The number of shares of Common Stock outstanding as of December 6, 1996 was 3,290,168 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

   PARTS II and IV - Portions of the Annual Report to Shareholders for the fiscal year ended September 30, 1996 are incorporated by reference into Parts II and IV hereof.

   PART III - Portions of the Proxy Statement for the 1997 Annual Meeting of Shareholders to be held on January 30, 1997 are incorporated by reference into Part III hereof.

   * For purposes of this calculation, all executive officers and directors of the registrant and its bank subsidiary are considered to be affiliates.

                                    PART 1

   Item 1.  Business

   General

        Advantage Bancorp, Inc. (the "Company") is a registered savings and loan holding company incorporated under the laws of the State of Wisconsin and is engaged in the savings and loan business through its wholly-owned subsidiary, Advantage Bank, FSB (the "Bank").

        The Bank was organized in 1902 as a Wisconsin-chartered savings institution. Effective December 31, 1993, the Bank changed to a federal savings bank charter. This change did not have a material effect on the business of the Bank or the Company. The Bank's deposits are insured up to the maximum allowable amount by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a member of the Federal Home Loan Bank of Chicago ("FHLB"), and is regulated by the Office of Thrift Supervision ("OTS") and the FDIC. The Bank is also regulated by the Board of Governors of the Federal Reserve System relating to reserves required to be maintained against deposits and certain other matters. See "REGULATION."

        As a consumer oriented financial institution, the Bank offers a range of retail banking services to residents of its market area. The Bank is principally engaged in the business of attracting deposits from the general public and using such deposits to originate residential loans in its primary market area. The Bank also originates commercial real estate, multi-family, construction, consumer and commercial business loans. In addition, the Bank also invests in mortgage-related securities, investment securities, certificates of deposit and short-term liquid assets. Finally, the Bank offers, through a subsidiary, certain securities brokerage services and insurance products to its customers.

        On December 16, 1994, the Company acquired Amity Bancshares, Inc. ("Amity") and its wholly owned subsidiary Amity Federal Bank for Savings ("Amity Federal") for approximately $24.8 million in cash. In the transaction, Amity was ultimately merged with and into the Company and Amity Federal was merged with and into the Bank. Pro forma results of operations for 1994 and 1995, assuming the acquisition had occurred at October 1, 1993, would not differ materially from previously reported results of the Company.

        The Company's executive office is located at 5935 Seventh Avenue, Kenosha, WI 53140. The telephone number is (414) 658-4861.


   Market Area

        At September 30, 1996, the Bank conducted business from 15 branch offices located in Kenosha County and Walworth County, Wisconsin and Lake
   County and Cook County, Illinois.   The Bank also has mortgage loan
   origination offices located in Kenosha, Racine and Wauwatosa, Wisconsin and Grayslake, Naperville and Tinley Park, Illinois.

        Kenosha has a population of approximately 80,000 and is located in southeastern Wisconsin approximately 30 miles south of Milwaukee, Wisconsin and 50 miles north of Chicago, Illinois. The Bank has historically focused its operations in Kenosha County, Wisconsin. The Bank expanded its operations to Walworth County, Wisconsin in 1973, to Lake County, Illinois in 1988 and to Cook County, Illinois in 1994.

        In recent years, the Kenosha area economy has expanded due to the aggressive marketing of local industrial parks and the solicitation of businesses from northern Illinois. In addition, Lake County, Illinois has grown rapidly as a result of the northward expansion of the Chicago metropolitan area. Walworth County, and particularly Lake Geneva, is well-established as a leading vacation area in the Midwest. Cook County includes the City of Chicago which is the third largest city in the United States.

        While the Bank intends to continue to focus its business operations on its primary market area, the Bank will also consider expansion opportunities as they present themselves, particularly in the Bank's primary market area and contiguous markets.

   Competition

        The Bank faces extensive competition both in originating loans and in attracting deposits. Competition in originating loans comes primarily from other savings institutions, commercial banks and mortgage bankers who also make loans in the Bank's primary market area. The Bank competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers.

        The Bank faces substantial competition in attracting deposits from other savings institutions, commercial banks, securities firms, money market mutual funds, other mutual funds, credit unions and other investment vehicles. The ability of the Bank to attract and retain deposits depends on its ability to provide investment opportunities that satisfy the requirements of investors as to rate of return, liquidity, risk and other factors. The Bank competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours and a customer oriented staff.

        The Bank estimates its market share of insured savings deposits to be as follows as of June 30, 1995 based on its own calculation using publicly available data: Kenosha County, Wisconsin - 27%; Walworth County, Wisconsin - 5%; Racine County, Wisconsin - less than 1%, Lake County, Illinois - 1%, and Cook County, Illinois - less than 1%.

   Special Note Regarding Forward-Looking Statements

        Certain matters discussed in this Annual Report on Form 10-K are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects," or other words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those currently anticipated. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this Annual Report on Form 10-K and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

   Lending Activities

        General. The principal lending activity of the Bank is originating first mortgage loans secured by owner-occupied one- to four-family residential properties located in its primary market area. In addition, in order to increase the yield and interest rate sensitivity of its portfolio, the Bank also originates commercial real estate, multi-family, construction, consumer and commercial business loans in its primary market area.

        Loan Portfolio Composition. The following table presents information concerning the composition of the Bank's loan portfolios in dollar amounts and in percentages as of the dates indicated. The table includes loans held for sale but does not include advances to unconsolidated partnerships.

    Loan Portfolio Composition:                                                 September  30
                                                            1992                    1993                     1994
                                                     Amount      Percent     Amount      Percent      Amount      Percent
    Real Estate Loans:                                                     (dollars in thousands)

     One- to four-family (1)    . . . . . . . . .    $261,558     69.34%    $292,093       69.97%     $307,169    68.17%
     Multi-family   . . . . . . . . . . . . . . .      31,921      8.46       31,254        7.49        30,667     6.81
     Commercial   . . . . . . . . . . . . . . . .      36,351      9.64       46,570       11.15        51,962    11.53
     One- to four-family  construction (2)  . .         9,546      2.53        8,532        2.04        12,185     2.70
     Other construction and land  . . . . . . . .      11,568      3.07       13,238        3.17        16,474     3.66
                                                      -------   -------      -------      -------      -------  -------
    Total real estate loans . . . . . . . . . . .     350,944     93.04      391,687       93.82       418,457    92.88
                                                      -------   -------      -------      ------       -------  -------
    Other Loans:
     Consumer loans:
       Home equity  . . . . . . . . . . . . . . .       8,388      2.22        9,570        2.29        12,051     2.67
       Student  . . . . . . . . . . . . . . . . .       1,943      0.52        2,341        0.56         3,010     0.67
       Automobile . . . . . . . . . . . . . . . .       1,215      0.32          906        0.22           565     0.13
       Other consumer loans . . . . . . . . . . .       3,634      0.96        3,857        0.92         4,030     0.89
     Commercial business loans  . . . . . . . . .      11,074      2.94        9,142        2.19        12,436     2.76
                                                    ---------   -------     --------    --------      --------  -------
    Total other loans . . . . . . . . . . . . . .      26,254      6.96       25,816        6.18        32,092     7.12
                                                    ---------    -------    --------    --------      --------  -------
    Gross loans receivable  . . . . . . . . . . .     377,198    100.00%     417,503      100.00%      450,549   100.00%
                                                                 ======                 ========                =======

    Add:  Accrued interest  . . . . . . . . . . .       2,536                  2,414                     2,723
    Less:
     Undisbursed portion of loan
       proceeds . . . . . . . . . . . . . . . . .     (21,463)               (26,844)                  (19,119)
     Unamortized loan fees  . . . . . . . . . . .      (2,650)                (2,482)                   (2,220)
     Allowance for losses on loans  . . . . . . .      (4,204)                (4,937)                   (5,327)
     Allowance for uncollected
       interest . . . . . . . . . . . . . . . . .        (457)                  (859)                   (1,037)
                                                    ---------               --------                 ---------
       Total additions/deductions . . . . . . . .     (26,238)               (32,708)                  (24,980)
                                                    ---------               --------                 ---------
    Total loans receivable, net . . . . . . . . .    $350,960               $384,795                  $425,569
                                                     ========               ========                   =======

    Loan Portfolio Composition:                                               September 30
                                                                   1995                            1996
                                                          Amount          Percent          Amount        Percent
    Real Estate Loans:
     One- to four-family (1)    . . . . . . . . . .         $399,467          72.90%        $418,647        70.01%
     Multi-family   . . . . . . . . . . . . . . . .           27,810           5.08           24,993         4.18
     Commercial   . . . . . . . . . . . . . . . . .           49,393           9.01           54,671         9.14
     One- to four-family  construction (2)  . . .             11,057           2.02            7,598         1.27
     Other construction and land  . . . . . . . . .           20,629           3.77           30,161         5.04
                                                            --------          ------        --------       ------
    Total real estate loans . . . . . . . . . . . .          508,356          92.78          536,070        20.33
                                                            --------         ------         --------       ------
    Other Loans:
     Consumer loans:
       Home equity  . . . . . . . . . . . . . . . .           22,741           4.15           43,893         7.34
       Student  . . . . . . . . . . . . . . . . . .            3,613           0.66            4,040         0.68
       Automobile . . . . . . . . . . . . . . . . .            1,020           0.19            1,553         0.26
       Other consumer loans . . . . . . . . . . . .            1,323           0.24            1,732         0.29
     Commercial business loans  . . . . . . . . . .           10,853           1.98           10,691         1.79
                                                             -------         ------         --------       ------
    Total other loans . . . . . . . . . . . . . . .           39,550           7.22           61,909        10.36
                                                             -------          -----         --------       ------
    Gross loans receivable  . . . . . . . . . . . .          547,906         100.00%         597,979       100.00%
                                                                            =======                       =======
    Add:  Accrued interest  . . . . . . . . . . . .            3,390                           3,718
    Less:
     Undisbursed portion of loan
       proceeds . . . . . . . . . . . . . . . . . .          (31,531)                        (30,100)
     Unamortized loan fees  . . . . . . . . . . . .           (2,017)                         (2,104)
     Allowance for losses on loans  . . . . . . . .           (5,271)                         (5,773)
     Allowance for uncollected
       interest . . . . . . . . . . . . . . . . . .             (195)                           (938)
                                                            --------                        --------
       Total additions/deductions . . . . . . . . .          (35,624)                        (35,197)
                                                            --------                        --------
    Total loans receivable, net . . . . . . . . . .         $512,282                        $562,782
                                                            ========                        ========


   (1) Includes construction/permanent loans to persons intending to occupy their homes upon the completion of construction totalling $30.3 million, $37.3 million, $22.5 million, $46.7 million and $50.7 million as of September 30, 1992, 1993, 1994, 1995 and 1996, respectively.

   (2) Consists of short-term balloon construction loans to builders and developers who intend to sell the homes upon completion of construction.

      The following schedule illustrates the maturity of the Bank's loan portfolio at September 30, 1996. The schedule does not reflect scheduled principal amortizations, projected repayments, or the period to repricing for adjustable rate loans. This schedule is based on contractual maturity dates since, under the Bank's "rollover" policy, the Bank does not automatically rollover balloon notes at maturity but reserves the right to demand payment in full based on its evaluation of the borrower, collateral and other material factors.

                                             Real Estate Loans                          Other Loans
                             One- to                   Commercial   Construction                              Total
                              Four-        Multi-         Real           and      Commercial                  Loans
        Maturing              Family        Family       Estate         Land      Business      Consumer   Receivable
                                                                   (In thousands)

    Within one year . . .        $9,428         $364        $15,257       $11,973      $4,340       $1,323    $42,685
    After one year:
      1 to 3 years  . . .         9,769        2,010         21,500        12,528       3,586        3,978     53,371
      3 to 5 years  . . .         6,595          678          3,931         7,379       1,730        8,668     28,981
      5 to 10 years   . .        23,035        2,120          5,029         5,588         944       31,409     68,125
      10 to 20 years  . .       105,149        8,181          8,032           291          91        5,840    127,584
      Over 20 years   . .       264,671       11,640            922                         -            -    277,233
                               --------     --------       --------     ---------   ---------    ---------  ---------
    Total due after one
      year  . . . . . . .       409,219       24,629         39,414        25,786       6,351       49,895    555,294
                               --------       ------        -------       -------    --------      -------  ---------
    Gross loan receivable      $418,647      $24,993        $54,671       $37,759     $10,691      $51,218    597,979
                               ========      =======        =======       =======     =======      =======


    Add:  Accrued interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,718
    Less: Undisbursed portion of loan proceeds  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (30,100)
    Less: Unamortized loan fees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (2,104)
    Less: Allowance for losses on loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (5,773)
    Less: Allowance for uncollected interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (938)
                                                                                                             --------
    Loans receivable, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $562,782
                                                                                                             ========

      The following table sets forth, at September 30, 1996, the dollar amount of all loans due after September 30, 1997 and whether such loans have fixed interest rates or adjustable interest rates.

                                       Due after September 30, 1997
                                         Fixed   Adjustable        Total
    Real estate loans:                        (In thousands)

      One- to four-family   . . .     $121,528     $287,691     $409,219
      Multi-family  . . . . . . .        6,807       17,822       24,629
      Commercial real estate  . .       19,399       20,015       39,414
      Construction and land   . .        8,720       17,066       25,786
                                      --------     --------     --------
      Total real estate loans   .      156,454      342,594      499,048

    Other loans . . . . . . . . .       26,180       30,066       56,246
                                      --------     --------     --------
      Total loans receivable  . .     $182,634     $372,660     $555,294
                                       =======      =======      =======


   Lending - General

        Under federal law and regulations, the aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% (25% if the security for such a loan has a "readily ascertainable" value or 30% for certain residential development loans) of unimpaired capital and surplus. At September 30, 1996, based on the above, the Bank's regulatory loan-to-one-borrower limit was $9.6 million. On the same date, the Bank had no loans to one borrower which had aggregate balances in excess of this limit.

        Loan applications are initially considered and approved at various levels of authority, depending on the type, amount and loan-to-value ratio of the loan. Mortgage loans up to $400,000 are approved by designated employees and officers. Mortgage loans in excess of $400,000 and up to $1 million are approved by a Loan Committee consisting of the President, the Senior Vice President-Mortgage Lending, the Senior Vice President-Finance and the Vice President-Commercial Lending. Mortgage loans in excess of $1 million must be approved by the Board of Directors of the Bank. Commercial business loans in excess of $250,000 must be approved by the President. Commercial business loans in excess of $350,000 and up to $1 million must be approved by the Loan Committee. Commercial business loans in excess of $1 million must be approved by the Board of Directors
   of the Bank.   Certain higher risk commercial loans, such as loans to
   restaurants and motels, must be approved by the Board of Directors of the Bank if the balance exceeds $100,000.

        All of the Bank's lending is subject to its written, nondiscriminatory underwriting standards and to loan origination procedures. Decisions on loan applications are made on the basis of detailed applications and property valuations (consistent with the Bank's written appraisal policy) by independent appraisers. The loan applications are designed primarily to determine the borrower's ability to repay and the more significant items on the application are verified through use of credit reports, financial statements, tax returns, and/or confirmations from third parties.

        The Bank requires evidence of marketable title and lien position as well as title insurance on all loans secured by real property and requires fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. The Bank may also require flood insurance to protect the property securing its interest.

        The Bank encounters certain environmental risks in its lending activities. Under federal and state environmental laws, lenders may become liable for the costs of cleaning up hazardous material found on security properties. Although environmental risks are more usually associated with industrial and commercial loans, environmental risks may be substantial for residential loans since environmental contamination may render the residential properties unsuitable for residential use. In addition, the value of residential properties may become substantially diminished by contamination of nearby properties. In accordance with secondary mortgage market guidelines, appraisals for single-family loans include comments on environmental influences and conditions. The Bank attempts to control its exposure to environmental risks with respect to loans secured by larger properties by monitoring available information on hazardous waste disposal sites and requiring environmental inspections on such properties prior to disbursing the loan. No assurance can be given, however, that the value of properties securing loans in the Bank's portfolio will not be adversely affected by the presence of hazardous materials or that future changes in federal or state laws will not increase the Bank's exposure to liability for environmental cleanup.

   One- to Four-Family Residential Real Estate Lending

        The cornerstone of the Bank's lending program has long been the origination of permanent loans secured by mortgages on owner-occupied one- to four-family residences. At September 30, 1996, $418.6 million, or 70.0% of the Bank's loan portfolio consisted of permanent loans on one- to four-family residences. Substantially all of the residential loans originated by the Bank are secured by properties located in the Bank's primary market area.

        The Bank originates a variety of different types of residential loans including various types of one- to four-family residential adjustable rate mortgage loans ("ARMs") and fixed rate loans with 30 year and shorter contractual maturities.

        The Bank's ARMs are fully amortizing loans with contractual maturities of up to 30 years. The interest rates on the ARMs are subject to adjustment at stated intervals. A substantial portion of the Bank's ARMs have interest rates which adjust annually. Some of the Bank's ARMs have been originated with fixed rates for the first three or five years with adjustable rates thereafter. At September 30, 1996, the Bank had $107.7 million of ARMs which will adjust annually after a specified period after origination and which had more than 12 months remaining until the next repricing date.

        Prior to 1988, substantially all of the Bank's ARMs carried interest rates which were subject to annual adjustment by the Bank on a discretionary basis ("Non-index ARMs"). Since 1988, the Bank has originated ARMs with interest rates which are reset to a stated margin over an index based on yields for one year U.S. Treasury Securities ("Treasury ARMs"). At September 30, 1996, the Bank had approximately $26.8 million of Non-index ARMs and $254.2 million of Treasury ARMs in its mortgage loan portfolio.

        The Bank's ARMs generally establish limits on the amount of the periodic interest rate changes. Decreases or increases in the interest rate of the Bank's Treasury ARMs are generally limited to between 1% and 2% at any adjustment date with a lifetime cap that applies over the entire term of the loan. Annual interest rate increases on Non-index ARMs are limited to 1% per year, calculated on a cumulative basis from the loan origination date. The Bank's delinquency experience on its ARMs has generally been similar to its experience on fixed rate residential loans. Most of the Bank's ARMs originated after 1987 are convertible into fixed-rate loans at the market rate at the time of conversion.

        The Bank evaluates both the borrower's ability to make principal, interest and escrow payments and the value of the property that will secure the loan. The Bank originates residential mortgage loans with loan-to-value ratios of up to 97%. On any mortgage loan exceeding an 80% loan-to-value ratio at the time of origination, the Bank generally requires private mortgage insurance in an amount intended to reduce the Bank's exposure to 75% or less of the appraised value of the underlying property.

        The Bank's residential mortgage loans usually include "due-on-sale" clauses, which are provisions giving the Bank the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage. The Bank enforces due-on-sale clauses to the extent permitted under applicable law.

        As of September 30, 1996, one- to four-family residential loans included $50.7 million of permanent loans to individuals for the construction of their primary residences. These loans require only the payment of interest during the construction phase and thereafter have rates and terms which are similar to those of any one- to four-family residential loans offered by the Bank. The interest rate and loan term is established at the time the construction loan commitment is made. These loans are underwritten pursuant to the same guidelines used for originating other one- to four-family residential loans.

   Multi-Family and Commercial Real Estate Lending

        In order to enhance the yield on, and decrease the average term to maturity of, its assets, the Bank originates permanent multi-family and commercial real estate loans on a wide variety of different types of properties.

        The Bank has originated both adjustable and fixed rate multi-family and commercial real estate loans, although most current originations have either adjustable rates or fixed rates with terms to maturity of five years or less. Rates on the Bank's adjustable rate multi-family and commercial real estate loans generally adjust in a manner consistent with the Bank's residential ARMs.

        Multi-family and commercial real estate loans are generally written in amounts of up to 80% of the appraised value of the underlying property. Appraisals on properties securing multi-family and commercial real estate loans originated by the Bank are performed by an independent appraiser selected by the Bank. All appraisals on multi-family and commercial real estate loans are reviewed by the Bank's management. In addition, the Bank's underwriting procedures require verification of the borrower's credit history, income and financial statements, banking relationships, references and income projections for the property. Borrowers are generally personally liable for all or a portion of their multi-family and commercial real estate loans.

        At September 30, 1996, the Bank had (in addition to loans to unconsolidated partnerships) 12 borrowers on multi-family and commercial real estate loans that were indebted to the Bank in excess of $3.0 million and 22 other borrowers with total loan balances in excess of $1.0 million. On the same date, the Bank's largest group of multi-family and commercial real estate loans to one borrower had an aggregate balance of $10.1 million consisting of loans secured by land and condominiums.

        Substantially all of the Bank's multi-family residential and commercial real estate loans are secured by properties located within 150 miles of the Bank's headquarters.

        Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties, and the difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. Nevertheless, the Bank's delinquency experience on its multi-family and commercial real estate loans has been generally satisfactory to date.

        The Bank generally obtains annual cashflow statements from borrowers for multi-family and commercial real estate loans in excess of $1 million. These statements are analyzed to determine the quality of the loan.

   Construction and Land Lending

        The Bank makes construction loans to builders and developers for the construction of one- to four-family residences and other types of properties. The Bank also makes loans for the acquisition of land. The Bank has not purchased any construction or land loans or made any such loans on properties more than 100 miles from the Bank's headquarters.

        The Bank offers short-term construction balloon loans to builders for the construction of one- to four-family residences. These loans generally have terms from 12 to 24 months and carry fixed rates of interest. At September 30, 1996, the Bank had $ 7.6 million of loans to builders for the construction of one- to four-family residences.

        Most of the Bank's construction and land loans to developers and builders (for properties other than one- to four-family residences) have been originated with terms of three years or less. Construction and land loans are generally made in amounts up to a maximum loan-to-value ratio of 80% based upon an independent appraisal. Some of the Bank's construction and land loans provide an interest reserve for the payment of interest and fees from the loan proceeds. The Bank also obtains personal guarantees for substantially all of its construction and land loans. The Bank reviews the personal financial statements of its borrowers and guarantors on construction and land loans. At September 30, 1996, the Bank had five construction and land loans with balances in excess of $1 million.

        The Bank's construction and land loan agreements generally provide that loan proceeds are disbursed in increments as construction progresses. The amount of each disbursement is based on the construction cost estimate of an independent architect, engineer or qualified inspector who inspects the project in connection with each disbursement request. The Bank periodically reviews the progress of the underlying construction project.

        Construction and land loans are obtained principally through continued business from developers and builders who have previously borrowed from the Bank as well as walk-in customers, broker referrals and direct solicitations of builders. The application process includes a submission to the Bank of plans, specifications and costs of the project to be constructed. These items are used as a basis to determine the appraised value of the subject property. Loans are based on the current appraised value of the property to be constructed and/or the costs of construction (including the value of the land).

        Construction and land lending generally affords the Bank an opportunity to receive interest at rates higher than those obtainable from residential lending and to receive higher origination and other loan fees. In addition, construction and land loans are generally made with adjustable rates of interest and/or for relatively short terms. Nevertheless, construction and land lending to persons other than owner-occupants is generally considered to involve a higher level of credit risk than one- to four-family residential lending because loan amounts are larger, and the effects of general economic conditions on construction projects, real estate developers and managers can be substantial.

        The nature of these loans is such that they are more difficult to evaluate and monitor. The Bank's risk of loss on a construction or land loan is dependent largely upon the accuracy of the initial estimate of the property's value upon completion of the project and the estimated cost (including interest) of the project. If the estimate of value proves to be inaccurate, the project may have a value which is insufficient to assure full repayment of the loan. Because defaults in repayment may not occur during the construction period, it may be difficult to identify problem loans at an early stage. When loan payments become due, the cash flow from the property may not be adequate to service the debt. In such cases, the Bank may be required to modify the terms of the loan. At September 30, 1996, the Bank was not aware of any material cash flow or other problems on any of its construction and land loans.

   Commercial Business Lending

        The Bank's commercial business loans include secured and unsecured loans. These loans are for a broad variety of purposes including working capital, accounts receivable, inventory, equipment and acquisitions. The Bank has no agricultural, energy or foreign loans.

        Most of the Bank's commercial business loans have terms to maturity of five years or less or they have adjustable interest rates. At September 30, 1996, the Bank had only one commercial business loan with a balance in excess of $500,000.

        Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property with a value that tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which is likely to be dependent upon the general economic environment.) The Bank's commercial business loans are sometimes, but not always, secured by business assets, such as accounts receivable, equipment and inventory as well as real estate. However, the collateral securing the loans may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business.

        The Bank recognizes the generally increased risks associated with commercial business lending. The Bank's commercial business lending policy emphasizes (1) credit file documentation, (2) analysis of the borrower's character, (3) analysis of the borrower's capacity to repay the loan, (4) adequacy of the borrower's capital and collateral, and (5) evaluation of the industry conditions affecting the borrower. Analysis of the borrower's past, present and future cash flows is also an important aspect of the Bank's credit analysis. The Bank plans to continue to expand its commercial business lending, subject to market conditions.

        The Bank generally obtains annual financial statements from borrowers for commercial business loans. These statements are analyzed to monitor the quality of the loan.

   Consumer Lending

        Management believes that offering consumer loan products helps to expand the Bank's customer base and create stronger ties to its existing customer base. In addition, consumer loans generally have shorter terms to maturity (or have adjustable interest rates) and carry higher interest rates than residential mortgage loans. For these reasons, the Bank has increased its consumer lending in recent years.

        The Bank offers a variety of secured consumer loans, including home equity loans, automobile loans, education loans and loans secured by savings deposits. In addition, the Bank also offers home improvement loans and unsecured consumer loans.

        Consumer loan terms vary according to the type of collateral, term of the loan and creditworthiness of the borrower. The Bank offers both open-end and closed-end credit. Open-end credit is extended through home equity lines of credit. This credit line product generally bears interest at a variable rate tied to the prime rate of interest.

        The underwriting standards employed by the Bank for consumer loans include (1) obtaining the borrower's credit score from an independent, nationally-recognized credit-scoring firm, (2) a determination of the applicant's payment history on previous debts, and (3) an assessment of the borrower's ability to meet payments on the proposed loan along with the applicant's existing obligations. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, in relation to the proposed loan amount.

        Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for defaulted consumer loans may not provide adequate sources of repayment for the outstanding loan balances as a result of the greater likelihood of damage to or depreciation of the collateral. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Although the level of delinquencies in the Bank's consumer loan portfolio has generally been low, there can be no assurance that delinquencies will remain low in the future.

   Originations, Purchases and Sales of Loans

        The Bank originates real estate and other loans through internal loan production personnel located in the Bank's offices and through independent companies known as third-party originators. Walk-in customers and referrals from real estate brokers and builders are also important sources of loan originations.

        Consistent with the Bank's asset/liability management strategy, the Bank sells all of its 30 year fixed-rate loan originations and varying portions of its 15 year fixed-rate loan originations in the secondary market. The Bank's sales are usually made through forward sales commitments. The Bank attempts to limit any interest rate risk related to its origination of fixed rate loans by limiting the number of days between the loan commitment and the forward sales commitment, charging fees for loan commitments, and attempting to match its fixed rate loan commitments to customers with forward sales commitments.

        When loans are sold, the Bank generally retains the responsibility for servicing the loan. At September 30, 1996, the Bank serviced $179.2 million of loans for others, principally the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.

        The following table shows the loan origination, business acquisition, purchase, sale and repayment activities of the Bank for the periods indicated.
                                               Year Ended September 30
                                             1994        1995       1996
                                                   (In thousands)
    Mortgage Loans (gross):
     At beginning of period   . . . . . .   $391,687   $418,457   $508,356
     Business acquisitions  . . . . . . .         -      33,448          -
     Mortgage loan originations:
       One- to four-family  . . . . . . .    136,970    114,214    170,377
       Multi-family . . . . . . . . . . .     10,004      4,807        525
       Commercial real estate, other
        construction and land   . . . . .     28,806     62,499     78,224
                                             -------    -------    -------
          Total mortgage loans
           originations and acquisitions     175,780    214,968    249,126
                                             -------    -------    -------
     Mortgage loans purchased:
       One- to four-family  . . . . . . .      4,755      9,929          -
       Multi-family . . . . . . . . . . .         -          -           -
       Commercial real estate . . . . . .         -          -           -
                                            --------    -------   --------
          Total mortgage loans purchased       4,755      9,929         0
                                            --------    -------   --------
          Total mortgage loans originated
           and purchased  . . . . . . . .    180,535    224,897    249,126

     Principal repayments   . . . . . . .   (106,471)  (116,918)  (165,561)
     Transfers (to) from foreclosed
       properties . . . . . . . . . . . .        184     (2,152)      (748)

     Sales of fixed rate loans  . . . . .    (47,478)   (15,928)   (55,103)
                                            --------   --------   --------
     At end of period   . . . . . . . . .   $418,457   $508,356   $536,070
                                            ========   ========   ========
    Commercial Business Loans (gross):
     At beginning of period   . . . . . .     $9,142    $12,436    $10,853
     Business acquisitions  . . . . . . .          -         95          -
     Commercial loans originated  . . . .     16,017     15,650     15,772
     Commercial loans purchased   . . . .          -           -          -
     Commercial loans sold  . . . . . . .          -           -          -
     Principal repayments   . . . . . . .    (12,723)   (17,328)   (15,934)
                                             -------   --------   --------
     At end of period   . . . . . . . . .    $12,436    $10,853    $10,691
                                             =======   ========    =======

    Consumer Loans (gross):
     At beginning of period   . . . . . .    $16,674    $19,656    $28,697
     Business acquisitions  . . . . . . .          -      3,638          -
     Consumer loans originated  . . . . .     15,504     22,091     44,622
     Principal repayments   . . . . . . .    (12,522)   (16,688)   (22,101)
                                             -------    -------    -------
     At end of period   . . . . . . . . .    $19,656    $28,697    $51,218
                                             =======    =======    =======


   Delinquencies and Non-Performing Assets

      Delinquency Procedures. When a borrower fails to make a required payment on a loan, the Bank attempts to cause the delinquency to be cured by contacting the borrower. In the case of residential loans, a late notice is sent 15 days after the due date. If the delinquency is not cured by the 30th day, contact with the borrower is made by phone. Additional written and oral contacts are made with the borrower between 30 and 60 days after the due date.

      In the event a loan payment is past due for more than 30 days, it is classified as a delinquent loan. In such cases, the Bank regularly reviews the loan status, the condition of the property, and circumstances of the borrower. Based upon the results of its review, the Bank may negotiate and accept a repayment program with the borrower, accept a voluntary deed in lieu of foreclosure, or initiate foreclosure proceedings. If foreclosed on, real property is sold at a public sale and the Bank may bid on the property to protect its interest. A decision as to whether and when to initiate foreclosure proceedings is based on such factors as the amount of the outstanding loan in relation to the original indebtedness, the extent of delinquency, and the borrower's ability and willingness to cooperate in curing the delinquency.

      Delinquent consumer loans are handled in a generally similar manner, except that initial contacts are made when the payment is 10 days past due and personal contacts are made when the loan becomes more than 20 days past due.

      Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed property until it is sold. When property is acquired, it is recorded at the lower of cost or estimated fair value at the date of acquisition, and any writedown resulting therefrom is charged to expense. Upon acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of net realizable value.

      Loan Delinquencies. The following tables set forth the Bank's loan delinquencies by type, by amount and by percentage of loan category at September 30, 1995 and 1996.

                                   60-89 Days Delinquent        Delinquent 90 days and over         Total Delinquent Loans
                                                   Percent                         Percent                            Percent
                                                   of Loan                         of Loan                            of Loan
                             Number     Amount    Category     Number   Amount     Category    Number     Amount      Category
                                                                  (Dollars in thousands)

    Delinquent loans at
     September 30, 1995
    Real estate:
     One- to four-family           4      $350          0.09%      6       $604        0.15%         10        $954        0.24%
     Multi-family and
      commercial  . . . .          1       214          0.28       4      1,685        2.18           5       1,899        2.46
     Construction and land         1       177          0.56       -          -          -            1         177        0.56
    Commercial business .          3        94          0.87       3        105        0.97           6         199        1.84
    Consumer  . . . . . .          9        61          0.21       2         13        0.05          11          74        0.26
                                ----      ----                  ----      -----                    ----       -----
    Total . . . . . . . .         18      $896          0.16%     15     $2,407        0.44%         33      $3,303        0.60%
                                ====      ====          ====    ====      =====        ====        ====       =====        ====
    Delinquent loans at
     September 30, 1996
    Real estate:
     One- to four-family          10      $935          0.22%     17       $574        0.14%         27      $1,509        0.36%
     Multi-family and
      commercial  . . . .          4       352          0.44       4        708        0.89           8       1,060        1.33
     Construction and land
                                   -         -            -        7      1,774        4.70           7       1,774        4.70
    Commercial business .          -         -            -        5        274        2.56           5         274        2.56
    Consumer  . . . . . .          8        14          0.03       8         84        0.16          16          98        0.19
                                ----     -----                  ----      -----                    ----       -----
    Total . . . . . . . .         22    $1,301          0.22%     41     $3,414        0.57%         63      $4,715        0.79%
                                ====     =====          ====    ====      =====        ====        ====       =====        ====

        As of September 30, 1996, loans delinquent 60 days or more totalled $4.7 million compared to $3.3 million as of September 30, 1995. As a percent of total loans receivable, delinquencies increased from 0.60% as of September 30, 1995 to 0.79% as of September 30, 1996.

        Foreclosed Properties. Foreclosed properties decreased from $2.1 million as of September 30, 1995 to $1.4 million as of September 30, 1996. As of September 30, 1996, there were no foreclosed properties with individual balances over $400,000.

        Classification of Assets. Federal regulations require that each savings institution classify its own assets on a regular basis. In addition, in connection with examinations of savings institutions, OTS and FDIC examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: Substandard, Doubtful and Loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified Loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations have also created a Special Mention category, consisting of assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving management's close attention.

        Assets classified as Substandard or Doubtful require the institution to establish prudent general allowances for losses on loans. If an asset, or portion thereof, is classified as Loss, the institution must either establish specific allowances for losses on loans in the amount of 100% of the portion of the asset classified Loss, or charge off such amount. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the District Director of the OTS.

        Classified assets include non-performing assets plus other loans and assets which meet the criteria for classification. Non-performing assets include loans which are not performing under all material contractual terms of the original notes and foreclosed properties. The Bank does not accrue interest on non-performing assets.

        Loans are placed into non-accrual (non-performing) status when they are contractually delinquent more than 90 days, or earlier if warranted based on management's assessment of the loan. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

        Classified assets, including non-performing assets, are set forth in the following table.

                                                  September 30
                                                1995        1996
                                                (In thousands)
    Non-performing loans:
     One- to four-family  . . . . . . . . .     $604          $574
     Commercial real estate   . . . . . . .    1,685           708
     Construction and land  . . . . . . . .       -          1,774
     Commercial business  . . . . . . . . .      105           274
     Consumer and other   . . . . . . . . .       13            84
                                               -----         -----
     Total non-performing loans   . . . . .    2,407         3,414
                                               -----         -----
    Foreclosed properties:
     One- to four-family  . . . . . . . . .    1,547           869
     Commercial real estate   . . . . . . .      533           534
     Land   . . . . . . . . . . . . . . . .       -             -
                                               -----         -----
     Total foreclosed properties  . . . . .    2,080         1,403
                                               -----         -----
    Total non-performing assets . . . . . .    4,487         4,817

    Non-performing assets not included in
     classified assets due to adequate
     collateral value:
     One- to four-family loans  . . . . . .       (4)          (38)
     Commercial real estate loans   . . . .        -            -
     Consumer loans   . . . . . . . . . . .        -           (15)
     Foreclosed properties  . . . . . . . .     (875)         (631)
    Additional classified assets (not
     considered non-performing):
     One- to four-family loans  . . . . . .    1,053         1,216
     Multi-family loans   . . . . . . . . .      208            -
     Consumer loans   . . . . . . . . . . .       11            44
     Commercial real estate loans   . . . .    1,891         1,311
     Construction and land  . . . . . . .        177            -
     Commercial business  . . . . . . . . .      222            -
                                               -----         -----
    Total classified assets . . . . . . . .   $7,170        $6,704
                                               =====         =====


        Total classified assets decreased to $6.7 million as of September 30, 1996 from $7.2 million as of September 30, 1995.

        As of September 30, 1996, classified assets included one group of loans with an aggregate balance in excess of $1,000,000. This group of loans consists of seven loans to a builder with an aggregate balance of $1.8 million secured by single-family residences in a Chicago suburban subdivision.

        Any loans classified for regulatory purposes as Loss, Doubtful, Substandard or Special Mention that have not been included in non-performing loans do not (1) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or (2) represent material credits about which management is aware of any information which causes management to have serious doubt as to the ability of such borrower to comply with the loan repayment terms.

        As of September 30, 1996, management is not aware of any significant potential problem loans which are not included in non-performing loans.

        For the years ended September 30, 1996 and 1995, additional interest income which would have been recorded had the non-performing loans been current in accordance with their original terms amounted to $265,000 and $698,000, respectively. These amounts were not included in the Bank's income for these periods. The amounts that were included in interest income on such loans for these periods was $103,000 and $29,000, respectively.

        Allowance for losses on loans: Management has considered the Bank's delinquent loans, non-performing loans, and classified assets in establishing its allowance for losses on loans as of September 30, 1996. The allowance reflects management's evaluation of the risks inherent in the Bank's loan portfolio and the collectibility of the delinquent loans and non-performing loans. Although the Bank maintains its allowance at a level which it considers adequate to provide for potential losses, there can be no assurances that such losses will not exceed the estimated amounts or that higher provisions will not be necessary in the future.

        The distribution of the allowance for losses on loans by type of loan is shown on the following page.


   Distribution of the Bank's allowance for losses on loans:   (dollars in
   thousands)

                                                     September 30, 1992                        September 30, 1993
                                                                       Percent of                                 Percent of
                                                                        Loans in                                   Loans in
                                             Allowance      Total         Each       Allowance        Total          Each
                                             for Losses     Loan      Category to    for Losses        Loan       Category to
                                              on Loans    Balances    Total Loans    on Loans        Balances     Total Loans

    Real estate loans:
     One- to four-family  . . . . . . . . .      $  639      $271,104       71.87%       $  708         $300,625        72.01%
     Multi-family and commercial    . . . .       2,851        79,840       21.17         3,377           91,062        21.81
    Consumer loans  . . . . . . . . . . . .         315        15,180        4.02           320           16,674         3.99
    Commercial business . . . . . . . . . .         399        11,074        2.94           532            9,142         2.19
                                                  -----       -------      ------         -----          -------       ------
     Total  . . . . . . . . . . . . . . . .      $4,204      $377,198      100.00%       $4,937         $417,503       100.00%
                                                  =====       =======      ======         =====          =======       ======
                                            September 30, 1994                             September 30, 1995
                                                                Percent of                                     Percent of
                                  Allowance       Total       Loans in Each     Allowance        Total        Loans in Each
                                  for Losses       Loan        Category to      for Losses        Loan         Category to
                                  on Loans       Balances      Total Loans      on Loans        Balances       Total Loans

    Real estate loans:
     One- to four- family   .          $ 789       $319,355           70.88%        $1,262          $410,524          72.90%
     Multi-family and
       commercial   . . . . .          3,556         99,103           22.00          2,824            97,832          19.88
    Consumer loans  . . . . .            330         19,656            4.36            360            28,697           5.24
    Commercial business . . .            652         12,436            2.76            825            10,853           1.98
                                      ------        -------          ------          -----           -------         ------
     Total  . . . . . . . . .         $5,327       $450,550          100.00%        $5,271          $547,906         100.00%
                                      ======        =======          ======          =====           =======         ======

                                           September 30, 1996
                                                               Percent of
                                 Allowance        Total      Loans in Each
                                 for Losses        Loan       Category to
                                  on Loans       Balances     Total Loans

    Real estate loans:
     One- to four- family   .         $1,782       $426,245          71.28%
     Multi-family and
       commercial   . . . . .          2,824        109,824          18.37
    Consumer loans  . . . . .            351         51,219           8.57
    Commercial business . . .            816         10,691           1.78
                                       -----        -------         ------
     Total  . . . . . . . . .         $5,773       $597,979         100.00%
                                       =====        =======         ======


   Investment Activities - General

      The Company's investment policy provides for a held-to-maturity portfolio, an available-for-sale portfolio, and a trading portfolio. Securities purchased for the held-to-maturity portfolio are made with the intent to hold until maturity. This portfolio is accounted for on an amortized cost basis. Securities in the available-for-sale portfolio are accounted for at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders'
   equity.   All U.S. government and agency securities are currently held in the available-for-sale portfolio. The Company does not presently hold any securities in its trading portfolio.

   Investment Activities - Mortgage Securities

      The Bank purchases mortgage securities to supplement loan production and to provide collateral for borrowings.

      The following table shows purchases and repayments of mortgage securities:

                                        Year Ended September 30
                                     1994         1995         1996
                                 (In thousands)
    At beginning of period  . .     $215,639     $240,676     $351,599
    Business acquisitions . . .           -        34,168           -
    Purchases . . . . . . . . .      119,040      118,139       46,924
    Principal repayments and         (88,015)     (37,782)     (59,016)
      amortization  . . . . . .
    Sales . . . . . . . . . . .           -        (9,459)          -
    Market value adjustment . .       (5,988)       5,857       (1,713)
                                     -------      -------      -------
    At end of period  . . . . .     $240,676     $351,599     $337,794
                                     =======      =======      =======

      The following table shows the carrying value of the Company's mortgage-related securities by type:

                                                                 September 30
                Type                        1992        1993          1994          1995          1996
                                                                 (In thousands)

    Mortgage-backed securities held
     to maturity:
     One- to four-family  . . . . . .      $139,207      $164,921      $ 29,201     $ 44,767       $ 11,011
     Multi-family   . . . . . . . . .         5,760         4,843            -            -               -
     Commercial real estate   . . . .         1,547            80            -            -               -
                                            -------       -------       -------      -------         ------
                                            146,514       169,844        29,201       44,767         11,011
    Mortgage-related securities held
     to maturity:
     Fixed-rate CMOs (1-4 family)            40,958        35,610        69,633      107,700        132,246
     Floating-rate CMOs (1-4 family)             -             -             -        43,606         39,224
     Interest-only strips   . . . . .           234            91            -            -              -
     Principal-only strips  . . . . .         1,282        10,071            -            -              -
     CMO residual   . . . . . . . . .            81            23            -            -              -
                                            -------       -------       -------     -------        -------
                                             42,555        45,795        69,633      151,306        171,470
    Mortgage-backed securities
     One-to four-family   . . . . . .            -             -        129,000      143,971        139,766
     Multi-family   . . . . . . . . .            -             -          2,213        1,060            321
                                            -------        ------       -------      -------         ------
                                                 -             -        131,213      145,031        140,087
    Mortgage-related securities
     available for sale:
     CMOs (1-4 family)  . . . . . . .            -             -              -            -          5,684
     Interest-only strips   . . . . .            -             -          3,948        2,738          2,815
     Principal-only strips  . . . . .            -             -          6,681        7,757          6,727
                                            -------        ------       -------      -------         ------
                                                 -             -         10,629       10,495         15,226
                                            -------        ------       -------      -------         ------
    Total mortgage securities . . . .      $189,069      $215,639      $240,676     $351,599       $337,794
                                            =======       =======       =======      =======        =======


        Mortgage-backed securities: Almost all of the Company's mortgage-backed securities are either (1) one- to four-family mortgage securities issued by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA"), or the Federal Home Loan Mortgage Corporation ("FHLMC"); or (2) one- to four-family mortgage securities with at least an AA rating from a national rating agency. Accordingly, management believes that most of the Company's mortgage-backed securities are generally resistant to credit problems.

        Mortgage-related securities: All except one of the Company's mortgage-related securities are either (1) derived from (and therefore
   backed by) mortgage-backed securities issued by GNMA, FNMA or FHLMC;   or
   (2) have at least a AA rating from a national rating agency and are backed by one- to four-family residential mortgage loans. The only exception is a floating-rate CMO with a net book value of $4.7 million at September 30, 1996 which has an A rating.

        The CMO mortgage securities consist of (1) short-term, primarily sequential pay class, fixed-rate securities with projected average lives as of the date of purchase of between two and four years, and (2) floating rate securities for which the rate is based on a predetermined margin over the London Interbank Borrowing Rate (LIBOR) with a lifetime cap. The risks involved in holding these securities is similiar to the risks involved in holding mortgage-backed securities. The risks relating to the fixed-rate securities are (1) that prepayment rates on the underlying mortgage-backed securities will be less than projected resulting in a longer than expected life probably during a period in which market interest rates have increased (extension risk), and (2) that prepayment rates on the underlying mortgage-backed securities will exceed projections resulting in a shorter than expected life probably during a period in which the funds will have to reinvested at lower market interest rates (prepayment risk and reinvestment risk). The risks relating to the floating-rate securities include (1) that market rates will exceed the lifetime cap, and (2) that the index used to determine the rate on the security will change in a manner different than the Company's short-term cost of funds.

        Interest-only strip mortgage securities receive only the interest portion of the payments received by the underlying mortgage-backed securities. The risk involved in holding interest-only strips is that the underlying mortgage-backed securities will prepay at a faster rate than originally projected. Faster prepayments reduce the yield and the market value of the strip since less interest is received over the life of the
   security.   The Company has purchased interest-only strips to protect
   against increases in interest rates, since interest-only strip securities increase in value if prepayments decrease, which generally occurs if interest ates increase.

        Principal-only strip mortgage securities receive only the principal portion of the payments received by the underlying mortgage-backed securities. The risk involved in holding a principal-only strip is that the underlying mortgage-backed securities will prepay at a slower rate than originally projected. This reduces the yield rate on the strip since the principal payments are received over a longer time period. The Company has purchased principal-only strips to protect against prepayment risk and reinvestment risk since these securities increase in value if prepayments increase, which generally occurs if interest rates decrease.

   Investment Activities - Other

        In addition to lending activities and investments in mortgage securities, the Company and the Bank conduct other investment activities on an ongoing basis in order to diversify assets, limit interest rate risk and credit risk, and to meet regulatory liquidity requirements.
   Investment decisions are made by authorized officers in accordance with policies established by the respective Boards of Directors.

        The Company and the Bank normally invest in high quality short- and medium-term investments, primarily interest-bearing deposits of insured banks and U.S. government and agency securities. Under their investment policies, the Company and the Bank may also invest in high-grade corporate bonds, mutual funds, repurchase agreements, federal funds, high-grade commercial paper, banker's acceptances, municipal and state government obligations, financial futures contracts, foreign bank CDs, and asset-backed securities. No such investments were made during 1996 but they may be made in the future, depending on market conditions.

        The Bank is required by federal regulations to maintain a minimum amount of liquid assets that must be invested in specified securities. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of September 30, 1996, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 9.5% compared to the OTS requirement of 5.0%.

        The following table sets forth the composition of the Company's other investments at the dates indicated.

                                                                      At September 30
                                                  1994                     1995                     1996
                                           Carrying      % of      Carrying       % of      Carrying      % of
                                             Value      Total       Value        Total        Value       Total

    Securities available for sale:
     U.S. government and agency
       securities . . . . . . . . . . .      $ 8,857      100.0%     $25,016        100.0%    $29,385      100.0%
                                              ------     ------      -------        -----      ------      -----
     Total    . . . . . . . . . . . . .      $ 8,857      100.0%     $25,016        100.0%    $29,385      100.0%
                                              ======     ======       ======        =====      ======      =====
    Other investments:
     Demand deposits in other financial
       institutions . . . . . . . . . .      $19,029       67.0%      $9,603         48.6%    $17,715       48.6%
     Time deposits in other financial
       institutions . . . . . . . . . .          427        1.5          308          1.6         611        2.3
                                              ------     ------       ------        -----      ------      -----
     Subtotal   . . . . . . . . . . . .       19,456       68.5        9,911         50.2      18,326       50.2
     FHLB stock   . . . . . . . . . . .        8,941       31.5        9,848         49.8       8,796       32.4
                                             -------     ------       ------        -----      ------      -----
    Total   . . . . . . . . . . . . . .      $28,397      100.0%     $19,759        100.0%    $27,122      100.0%
                                             =======     ======       ======        =====      ======      =====


      The composition and contractual maturities (except for securities available for sale, which are classified as maturing in one year) of the available for sale portfolio and the investment portfolio, excluding FHLB stock, is indicated in the following table.

                                                                At September 30, 1996
                                                                                            Total
                                         Less Than     1 to 10       Over 10       Carrying       Market
                                          1 Year        Years         Years         Value         Value
                                                              (Dollars in thousands)

    Securities available for sale:
     U.S. government securities and
       federal agency obligations(1)        $29,385        $    -        $     -      $29,385       $ 29,385
                                             ======         =====         ======       ======        =======
    Other investments:
     Demand deposits in other
       financial institutions . . . .      $ 17,715        $    -        $     -     $ 17,715        $17,715
     Time deposits in other financial
       institutions . . . . . . . . .           511           100              -          611            611
                                             ------          ----         ------      -------         ------
     Total    . . . . . . . . . . . .       $18,226          $100        $     -      $18,326        $18,326
                                             ======          ====         ======      =======         ======

    Total securities available for
     sale and other investments   . .       $47,611          $100        $     -      $47,711       $47,711
                                             ======          ====         ======       ======        ======
    Weighted average yield  . . . . .         6.89%                                      6.89%
                                             =====                                       ====
   _________________________

   (1) $20.8 million of such securities contractually mature between one and five years from September 30, 1996 but are classified as maturing in one year as they are available for sale.

   Subsidiaries

        As of September 30, 1996, the Bank had four active wholly-owned subsidiaries, Advantage Real Estate Services, Inc. ("ARES"), Advantage Investments, Inc. ("AII"), Advantage Financial Services and Insurance, Inc.("AFS&I"), and Advantage Financial Center, Inc.("AFC"). The Bank also had one inactive subsidiary, Amity Service Corporation, which formerly engaged in insurance sales.

        As of September 30, 1996, ARES had investments in three partnerships, Cranberry III Partnership, Geneva Professional Building Associates, and Pleasantview Limited Partnership with book values of $743,000 and $182,000, and $504,000, respectively. These partnerships have investments in real estate. In addition to ARES' investment, the Bank has a total of $6.0 million in adjustable-rate mortgage loans to the Cranberry III Partnership as of September 30, 1996. These loans are guaranteed by the individual partners in a percentage equal to their percentage interest in the partnership.

        ARES owns a 50% interest in the Cranberry III Partnership, which owns a 264 unit apartment complex located in Kenosha. The other partners in this project are two real estate professionals. A corporation owned by these individuals is acting as operating manager on the project. Occupancy is in excess of 90%.

        ARES owns a 77% interest in Geneva Professional Building Associates, which owns a medical office building in Lake Geneva, Wisconsin.

        AII is a Nevada corporation formed in December, 1992 to hold and manage certain investments in mortgage-related securities. At September 30, 1996, AII's total investment in mortgage-related securities was $181.2 million. These investments are not subject to state income tax because Nevada has no state income tax.

        AFS&I is a Wisconsin corporation which is engaged in the business of selling non-insured investments and insurance and providing financial planning. Total commissions generated by the AFS&I for the 1996 fiscal year were $596,000.

        AFC began business on August 21, 1995 after the Bank completed the cash purchase of substantially all of the assets of The Financial Center of Illinois, Inc. AFC has offices in Wauwatosa (Milwaukee area), Wisconsin and Naperville (Chicago area), Illinois and is engaged in the business of mortgage brokerage. Total fees and commissions generated by AFC for the 1996 fiscal year were $2.2 million.

   Sources of Funds

        General. The Bank's primary sources of funds are deposits, principal and interest payments on loans receivable and mortgage-related securities, reverse repurchase agreements and FHLB borrowings.

        Deposits. The Bank attracts both short-term and long-term deposits from the Bank's primary market area by offering a wide assortment of accounts and rates. The Bank offers regular passbook accounts, NOW accounts, money market accounts, fixed-rate certificates of deposits with varying maturities and individual retirement accounts. Deposit account terms vary based on the type of account.

        In setting rates for deposits, the Bank regularly evaluates (1) the cost of borrowing funds, (2) rates offered by competing institutions,
   (3) its investment and lending opportunities, and (4) its liquidity position. In order to decrease the volatility of its deposits, the Bank imposes early withdrawal penalties on its certificates of deposit. The Bank had $108.7 million and $89.3 million in brokered certificates of deposits as of September 30, 1995 and September 30, 1996, respectively.

      The following table presents, by various interest-rate intervals, the Bank's long-term (one year and over) time deposits as of the dates indicated.

                                          September 30
    Interest  rate            1994           1995            1996
                                        (In thousands)
    below 4.00% . . . .        $13,191          $2,141             $114
    4.00 - 5.99%  . . .        134,623         176,292          183,666
    6.00 - 7.99%  . . .         47,824         122,341          115,153
    8.00% and above . .          8,573           1,668              552
                              --------         -------         --------
                              $204,211        $302,442         $299,485
                              ========         =======          =======

        The following table presents, by various interest-rate intervals, the amounts of long-term (one year and over) time deposits at September 30, 1996 maturing during the periods indicated.

                                   3.99%   4.00%      6.00%     8.00%              Percent
                                    or       to        to        and                  of
                                   Less    5.99%      7.99%     above     Total     Total
                                                    (Dollars in thousands)

    Accounts maturing in year
       ending:
     September 30, 1997   . . . .    $94    128,480   $48,709     $143   $177,426     59.2%
     September 30, 1998   . . . .      0     36,325    47,666      292     84,283     28.2
     September 30, 1999   . . . .     20     13,233     7,631      117     21,001      7.0
     After September 30, 1999   .      0      5,628    11,147        -     16,775      5.6
                                    ----    -------   -------     ----    -------    -----
    Total . . . . . . . . . . . .   $114   $183,666  $115,153     $552   $299,485    100.0%
                                    ====    =======   =======     ====    =======    =====
    Percent of total  . . . . . .   0.0%      61.3%     38.5%     0.2%     100.0%
                                    ===       ====      ====      ===      =====

        The following table presents the maturities of the Bank's time deposits in amounts of $100,000 or more at September 30, 1996 by time remaining to maturity.

                                                      September 30,
                                                           1996
                Maturities                            (In thousands)
    October 1, 1996 through December 31, 1996 . . . .       $    430
    January 1, 1997 through March 31, 1997  . . . . .          5,346
    April 1, 1997 through June 30, 1997 . . . . . . .          3,151
    July 1, 1997 through September 30, 1997 . . . . .          3,053
    October 1, 1997 and after . . . . . . . . . . . .          4,414
                                                              ------
                                                             $16,394
                                                              ======

        The Bank's deposit base at September 30, 1996 included $409.2 million of certificates of deposits with a weighted average interest rate of 5.67%. Of these certificates of deposit, $287.1 million will mature during the 12 months ending September 30, 1997. The Company will seek to retain these deposits consistent with its long-term objective of maintaining acceptable interest rate spreads. Depending upon interest rates existing at the time such certificates mature, the Bank's cost of funds may be significantly affected by the maturity of these certificates.


   Sources of Funds - Borrowings

        The Bank's other available sources of funds include borrowings from the FHLB and reverse repurchase agreements.

        As a member of the FHLB, the Bank is required to own capital stock in the FHLB and is authorized to apply for borrowings from the FHLB. FHLB credit programs have a wide range of terms and maturities, and rates may be fixed or variable. The FHLB may prescribe the acceptable uses for these borrowings, as well as limitations on the size of the advances and repayment provisions.

        The Bank has also entered into sales of securities under agreements to repurchase ("reverse repurchase agreements") with securities dealers and other institutions. Reverse repurchase agreements are accounted for as borrowings by the Bank and are generally secured by mortgage-backed securities. The proceeds of these transactions are used to meet cash flow needs of the Bank. Certain risks are associated with the use of reverse repurchase agreements, including the possibility that additional collateral will be required in the event the value of the collateral falls and the possibility that these short-term agreements may not be renewed upon their expiration.

        The following table sets forth the maximum month-end balance and the average daily balance of FHLB borrowings and securities sold under agreements to repurchase.

                                               Year Ended September 30
                                             1994         1995       1996
                                                    (In Thousands)
    Maximum month-end balance:
     FHLB borrowings  . . . . . . . . .      $172,810    $163,010    $175,910
     Securities sold under agreements to
       repurchase . . . . . . . . . . .         2,850      12,110      48,355
    Average daily balance:
     FHLB borrowings  . . . . . . . . .       149,577     150,484     165,131
     Securities sold under agreements to
       repurchase . . . . . . . . . . .         2,333       4,289      19,779

        The following table sets forth certain information as to the Bank's FHLB borrowings and securities sold under agreements to repurchase as of the dates indicated.

                                                     September 30
                                            1994         1995        1996
                                               (Dollars in thousands)
    FHLB borrowings . . . . . . . . . .     $133,410    $163,010     $175,910
    Securities sold under agreements to
     repurchase   . . . . . . . . . . .        2,400      12,110       48,355
                                             -------     -------      -------
    Total borrowings  . . . . . . . . .     $145,160    $175,120     $224,265
                                             =======     =======      =======
    Weighted average interest rate of
     FHLB borrowings  . . . . . . . . .        5.70%       6.20%        6.16%
    Weighted average interest rate of
     securities sold under agreements
     to repurchase  . . . . . . . . . .        4.90%       5.77%        5.66%


   Employees

        At September 30, 1996, the Company and its subsidiaries had a total of 262 full-time employees and 48 part-time employees. None of the these employees are represented by any collective bargaining group. Management considers its employee relations to be excellent.


                                   REGULATION

   General

        The Bank is a federally-chartered savings institution, the deposits of which are federally insured (up to applicable regulatory limits) by the FDIC. Accordingly, the Bank is subject to broad federal regulation and oversight extending to all aspects of its operations. The Bank's primary federal regulator is the OTS. The Bank is a member of the Federal Home Loan Bank of Chicago ("FHLB Chicago") and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). As the savings and loan holding company of the Bank, the Company also is subject to regulation by the OTS.

   Federal Regulation of Savings Banks

        The OTS has extensive regulatory and supervisory authority over the operations of all insured savings institutions, including the Bank. This regulation and supervision establishes a comprehensive framework of activities in which the Bank can engage and is intended primarily for the protection of the deposit insurance fund and depositors. It also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in the laws and regulations governing the operations of the Bank could have an adverse impact on the Bank and its operations.

        The OTS also has enforcement authority over all savings institutions and their holding companies, including the Bank and the Company, and their affiliated parties. This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease-and-desist or removal orders and initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws or regulations or for unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

        The Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. When these examinations are conducted, the examiners may, among other things, require the Bank to provide for higher general or specific loan loss allowances or write down the value of certain assets. The last regular examination of the Bank by the OTS was as of June 30, 1996 and the last examination by the FDIC was as of January 31, 1990.

        The OTS assesses all savings institutions to fund the operations of the OTS. The general assessment, to be paid on a semi-annual basis, is computed upon a savings institution's total assets, including consolidated subsidiaries, as reported in the institution's latest Quarterly Thrift Financial Report. The Bank's OTS assessment for the six-month period ended December 31, 1996 was $101,000 (based upon the Bank's assets as of March 31, 1996 of $979 million and the current OTS assessment rate).

   Recent Federal Legislative Developments

        Deposits of the Bank are currently insured by the FDIC under the Savings Association Insurance Fund ("SAIF"). The FDIC also maintains the Bank Insurance Fund ("BIF"), which primarily insures the deposits of commercial banks (and some state savings banks). Applicable law requires that the SAIF and BIF each achieve and maintain a ratio of insurance reserves to total insured deposits equal to 1.25%. The BIF reached this 1.25% reserve level in 1995, and the FDIC thereafter reduced BIF premiums for most banks. As a result of such reduction, the highest-rated BIF-insured institutions pay the statutory annual minimum of $2,000 for FDIC insurance. Premium rates for other BIF-insured institutions currently range from $0.03 to $0.27 per $100 of deposits.

        Prior to September 30, 1996, SAIF-member institutions paid deposit insurance premiums based on a schedule of $0.23 to $0.31 per $100 of deposits, creating a substantial disparity between SAIF and BIF deposit insurance premiums. On September 30, 1996 President Clinton signed into law the Deposit Insurance Funds Act of 1996 (the "1996 Deposit Insurance Act") which, among other things, provided for the recapitalization of the SAIF through a one-time special assessment of approximately 65.7 basis points on the amount of deposits held by each SAIF-insured institution as of March 31, 1995. The one-time special assessment payable by the Bank as of September 30, 1996, was $4.4 million.

        As a result of the recapitalization of the SAIF by the special assessment, it is expected that SAIF insurance premiums will be substantially reduced, effective as of January 1, 1997, with the highest rated SAIF-insured institutions, such as the Bank, paying the statutory minimum of $2,000 plus 6.4 basis points for payment of the FICO obligations referenced below, thereby eliminating the disparity between the premiums paid by SAIF and BIF members of equivalent rating (except for the differential in the FICO portion of the premiums as described below).

        The 1996 Deposit Insurance Act also provided for full pro rata sharing by SAIF and BIF institutions, beginning no later than January 1, 2000, of the debt service obligation on bonds issued by the federally chartered Financing Corporation ("FICO") to fund the thrift rescue plan of the late 1980's, and until such time the premiums for BIF and SAIF will include a portion for FICO bond debt service of 1.3 and 6.4 basis points, for BIF and SAIF respectively, beginning January 1, 1997. The 1996 Deposit Insurance Act further provides that the BIF and SAIF will be merged on January 1, 1999 if bank and savings association charters are merged into a single federal charter by that date, in which case full pro-rata sharing of the FICO obligation will commence on that date. The Department of the Treasury is directed to provide Congress with a report on re-chartering by March 31, 1997.

        See "Federal and State Taxation" below for a discussion of 1996 legislation affecting the taxation of savings associations.

   Business Activities

        The activities of savings associations are governed by the Home Owner's Loan Act of 1933, as amended (the "HOLA") and, in certain respects, the Federal Deposit Insurance Act ("FDI Act"). The HOLA and the FDI Act were amended by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). FIRREA and FDICIA contain provisions affecting numerous aspects of the operations and regulation of federally-insured savings institutions and empower the OTS and the FDIC, among other agencies, to promulgate regulations implementing the provisions thereof. Because some of the provisions of FDICIA are still in the process of being implemented through the adoption of regulations by the various federal banking agencies, the Bank cannot yet fully assess the effect of these provisions on its operations.

        The federal banking statutes as amended by FIRREA and FDICIA (1) restrict the solicitation of brokered deposits by troubled savings associations that are not well-capitalized, (2) prohibit the acquisition of any corporate debt security that is not rated in one of the four highest rating categories, (3) restrict the aggregate amount of loans secured by non-residential real property to 400% of capital, (4) permit savings and loan holding companies to acquire up to 5% of the voting shares of non-subsidiary savings associations or savings and loan holding companies without prior approval, (5) permit bank holding companies to acquire healthy savings associations, and (6) require the federal banking agencies to establish, by regulation, standards for extension of credit secured by real estate lending. Under HOLA, the Bank does have the authority to make (i) non-conforming loans (loans in excess of the specific limitations of HOLA) not exceeding 5.0% of its total assets, and
   (ii) construction loans without security for the purpose of financing what is expected to be residential property not to exceed, in the aggregate, the greater of total capital or 5.0% of its total assets. To assure repayment of such loans, the Bank relies substantially on the borrower's general credit standing, personal guarantees and projected future income on the properties.

   Brokered Deposits; Interest Rate Limitations

        FDIC regulations promulgated under FDICIA govern the acceptance of brokered deposits by insured depository institutions. The capital position of an institution determines whether and with what limitations an institution may accept brokered deposits. A "well capitalized" institution (one that significantly exceeds specified capital ratios) may accept brokered deposits without restriction. "Undercapitalized" institutions (those that fail to meet minimum regulatory capital requirements) may not accept brokered deposits and "adequately capitalized" institutions (those that are not "well capitalized" or "undercapitalized") may only accept such deposits with the consent of the FDIC. "Adequately capitalized" institutions may apply for a waiver by letter to the FDIC. An institution that is not "well capitalized," even if meeting minimum capital requirements, may not solicit brokered or other deposits by offering interest rates that are significantly higher than the relevant local or national rate as determined under the regulations. The Bank meets the definition of a "well capitalized" institution and, therefore, may accept brokered deposits without restriction. At September 30, 1996, the Bank had $89.3 million of brokered deposits.

   Uniform Lending Standards

        Under FDICIA, federal bank regulators are required to adopt uniform regulations prescribing standards for extensions of credit that are secured by liens on interests in real estate or made for the purpose of financing the construction of a building or other improvements to real estate. Under current regulations, savings institutions must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens on or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits) that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies that have been adopted by federal bank regulators.

   Standards for Safety and Soundness

        As required by FDICIA and subsequently amended by the Riegle Community Development and Regulatory Improvement Act of 1994, the OTS and other federal banking regulators have adopted interagency guidelines establishing standards for safety and soundness for depository institutions on matters such as internal controls and audit systems, loan documentation, credit underwriting, interest-rate risk exposure, asset growth, asset quality, earnings and compensation and other benefits. The agencies may request a compliance plan from any institution which fails to meet one or more of the standards.

   Branching by Federally Chartered Banks

        OTS rules permit nationwide branching by federally chartered savings institutions to the extent permitted by federal statute, subject to OTS supervisory clearance. This permits institutions with interstate networks to diversify their loan portfolios and lines of business. OTS authority preempts any state law purporting to regulate branching by federal savings institutions. However, subject to certain exceptions, federal law continues to prohibit branching which would result in formation of a multiple savings and loan holding company controlling savings institutions in more than one state, unless the statutory law of the additional state specifically authorizes acquisition of its state-chartered institutions by state-chartered institutions or their holding companies in the state where the acquiring institution or holding company is located.

   Insurance of Accounts and Regulation by the FDIC

        The Bank is a member of the SAIF deposit insurance fund of the FDIC. Savings deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States government. In its capacity as an insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious risk to the FDIC. Under the FDI Act and FIDICIA, the FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action, and may terminate an institution's deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition. Management does not know of any practice, condition or violation of the Bank that could lead to termination of deposit insurance for the accounts of the Bank.

        FDICIA required the FDIC to implement a risk-based deposit insurance assessment system. Pursuant to this requirement, the FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine assessment risk classifications and assessed insurance premiums based upon their level of capital and
   supervisory evaluation.   The FDIC assigns an institution to one of three
   capital categories consisting of (i) well capitalized, (ii) adequately capitalized or (iii) undercapitalized, and one of three supervisory subcategories. The supervisory subgroup to which an association is assigned is based on a supervisory evaluation provided to the FDIC by the association's primary federal regulator and information which the FDIC determines to be relevant to the association's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the association's state supervisor). An association's assessment rate depends on the capital category and supervisory category to which it is assigned.

        The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. In addition, under FDICIA, the FDIC may impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC. The 1996 Deposit Insurance Act described above imposed a one time assessment (approximately .657% of SAIF deposits as of March 31, 1995) on SAIF insured institutions such as the Bank in order to cause the SAIF to achieve the designated reserve ratio of 1.25% of SAIF insured deposits. See "Recent Federal Legislative Developments" above.

        As of September 30, 1996, the Bank had approximately $630 million of deposit accounts covered by deposit insurance and was classified as well capitalized and healthy. For the year ended on such date, the Bank paid an annual insurance premium of .23% of deposits. However, as a result of the 1996 Deposit Insurance Act, effective as of January 1, 1997, the insurance premium rate for SAIF members will be reduced to (i) the statutory minimum premium of $2,000 annually for the most highly-rated institutions and (ii) approximately 0.03% to 0.27% of insured deposits for the remaining institutions (plus, in each case, .064% for payment of the FICO obligations).

        On October 5, 1994 the FDIC issued an "Advance Notice of Proposed Rulemaking" pursuant to which the FDIC is soliciting comments on whether the deposit-insurance assessment base currently provided for in the FDIC's assessment regulations should be redefined. Under current law insurance premiums paid to the FDIC are calculated by multiplying the institution's assessment base (which equals total domestic deposits, as adjusted for certain elements) by its assessment rate. Based on the risk-based deposit insurance system, developments in the financial services industry, changes in the activities of depository institutions and other factors, the FDIC seeks comments on whether the assessment base should be redefined. The FDIC has stated that review of the definition of "assessment base" does not signal any intent to change the total dollar amount of assessments collected, but that such redefinition may impact the assessments paid on an institution-by-institution basis. Until final regulations are adopted affecting the definition of an institution's assessment base, management of the Company cannot predict what impact such regulation may have on Bank operations.

   Regulatory Capital Requirements

        Federally-insured savings institutions, such as the Bank, are required to maintain certain minimum levels of regulatory capital. The OTS has established three different capital standards: (i) a 1.5% "tangible capital" standard; (ii) a 3% "leverage ratio" (or core capital ratio); and (iii) an 8% "risk-based capital" standard. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis. Savings institutions must meet all of the standards in order to comply with the capital requirements.

        The following table summarizes the Bank's capital ratios and the ratios required by OTS federal regulations at September 30, 1996:

                                                                   Risk-
                                       Tangible        Core        based
                                       Capital       Capital      Capital
                                             (Dollars in thousands)

       Bank's regulatory percentage         5.72%         5.72%      13.48%
     Required regulatory percentage         1.50%         3.00%       8.00%
                                          -------       -------      ------
       Excess regulatory percentage         4.22%         2.72%       5.48%
                                           ======        ======      ======
          Bank's regulatory capital       $57,440       $57,440     $63,199
        Required regulatory capital        15,065        30,129      37,495
                                           ------        ------      ------
          Excess regulatory capital       $42,375       $27,311     $25,704
                                           ======        ======      ======


        The capital standards established by the OTS require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity (including retained earnings) and certain noncumulative perpetual preferred stock and related surplus, less equity and debt investments in subsidiaries which are not "includable" subsidiaries. For this purpose all subsidiaries engaged solely in activities permissible for national banks or engaged solely in mortgage banking or in certain other activities solely as agent for its customers are "includable" subsidiaries. The Bank's wholly-owned subsidiary, Advantage Real Estate Services,Inc., is not an includable subsidiary and, accordingly, its assets are not included in the Bank's assets and capital for purposes of determining the Bank's regulatory
   capital.   In addition, all intangible assets, other than a limited amount of mortgage servicing rights, must be deducted from tangible capital. At September 30, 1996, the Bank had $5.5 million in intangible assets (net of applicable income tax effect) relating to the acquisition of branch deposits which is a deduction from capital for regulatory purposes.

        The OTS capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including mortgage servicing rights and purchased credit card relationships (subject to certain valuation and other percentage limitations). As a result of the prompt corrective action provisions of FDICIA and OTS regulations thereunder discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless it is rated a composite 1 (the highest rating) under the "CAMEL" rating system for savings institutions, in which case it is allowed to maintain a 3% core capital ratio.

        The OTS risk-based capital standard requires savings institutions to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital (subject to certain exclusions described below) and supplementary capital, minus the amount of its interest rate risk ("IRR") component discussed below. Supplementary capital consists of certain types of subordinated debt, certain nonwithdrawable accounts and certain other capital instruments that do not qualify as core capital and a portion of an institution's general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only up to the amount of core capital. At September 30, 1996, the Bank had not issued any capital instruments that qualified as supplementary capital and had $5.8 million of general valuation loan and lease loss allowances included in supplementary capital.

        Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital, in addition to the
   adjustments required for calculating core capital.   Such exclusions
   consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. At September 30, 1996, the Bank excluded all of its $7.4 million investments in, and loans to, its unconsolidated partnerships for this purpose.

        In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, are multiplied by a risk weight ranging from 0% to 100%, as assigned by the OTS capital regulation, based on the risks OTS believes are inherent in the type of asset.

        The OTS has issued a final regulation that would require a savings institution with "above normal" interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an interest rate risk (IRR) component. The IRR exposure for savings institutions is an amount equal to the product of (i) 50% of the difference between its measured interest-rate risk exposure and 2%, multiplied by (ii) the estimated economic value of its total assets. This exposure is a measure of the potential decline in the Net Portfolio Value("NPV") of a savings institution, greater than 2% of the present value of its assets, that would result from a hypothetical 200 basis point increase or decrease in market interest rates (whichever results in a lower NPV) divided by the estimated economic value of assets (calculated in accordance with certain OTS guidelines). The OTS will calculate changes in an institution's NPV from data submitted by the institution in a schedule to its Quarterly Thrift Financial Report. Net Portfolio Value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The effective date of this new requirement has not yet been established. Management does not expect this rule to have a material impact of the Bank.

        Pursuant to FDICIA, in December of 1994 the federal banking agencies, including the OTS, also adopted final regulations authorizing the agencies to require a depository institution to maintain additional total capital to account for concentration of credit risk and the risk of non-traditional activities, as well as an institution's ability to monitor and control such risks. While no quantitative measure will be generally applicable, the OTS is given authority to require individual institutions to maintain higher capital levels than those required under the quantitative tests described above, based upon such institution's particular concentration of credit risk and risks arising from nontraditional activities, as identified by OTS from time to time. Management does not believe that the Bank has any concentrations of credit or is a engaged in any non-traditional activities which in either case are likely to cause the OTS to require the Bank to maintain additional capital under this regulation.

   Prompt Corrective Action Requirements

        FDICIA establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, federal bank regulators are required to take certain supervisory actions with respect to undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. FDICIA establishes the following 5 capital categories: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", and "critically undercapitalized." Generally, subject to narrow exceptions, FDICIA requires federal bank regulators to appoint a receiver or conservator for an institution that is critically undercapitalized and prohibits such institution from making any payment of principal or interest on its subordinated debt. FDICIA authorizes federal bank regulators to specify the ratio of tangible capital to assets at which an institution becomes critically undercapitalized and requires that ratio to be no less than 2% of total assets.

        Under OTS regulations, an institution is deemed to be "undercapitalized" if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4% or (generally) a leverage ratio of less than 4%. An institution which has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3% or a leverage ratio of less than 3% is deemed to be "significantly undercapitalized", and an institution which has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2% is deemed to be "critically undercapitalized".
   In addition, the OTS is effectively authorized to downgrade an institution to a lower capital category than the institution's capital ratios would otherwise indicate, based upon safety and soundness considerations, such as when the institution has received a less-than-satisfactory examination rating for asset quality, management, earnings or liquidity under the OTS's "CAMEL" rating system for savings institutions.

        Subject to limited exceptions, savings institutions are prohibited from declaring dividends, making any other capital distribution or paying management fees to controlling persons if, after giving effect thereto, the institution would be undercapitalized. Undercapitalized institutions are also subject to certain mandatory supervisory actions, including increased monitoring, required capital restoration planning and restricted growth, and acquisition and branching restrictions. Significantly and critically undercapitalized institutions face even more severe restrictions.

        At September 30, 1996, the Bank was "well capitalized" as defined under the OTS regulations and, accordingly, was not subject to the foregoing limitations and restrictions placed upon undercapitalized institutions.

   Limitations on Dividends and Other Capital Distributions

        OTS regulations impose various restrictions and requirements on savings institutions with respect to their ability to pay dividends or make other capital distributions (such as stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account).

        The OTS utilizes a three-tiered approach to permit savings institutions, based on their capital level and supervisory condition, to make capital distributions. Generally, an institution that before and after the proposed distribution meets or exceeds its "fully phased in capital requirements" (a "Tier 1 institution") and has not been informed by OTS that it is in need of more than normal supervision, may, after 30 days prior notice to but without the approval of the OTS, make capital distributions during any calendar year equal to the higher of (a) 100% of its net income for the year-to-date plus the amount that would reduce by 50% its "surplus capital ratio" (the percentage by which the institution's ratio of total capital to assets exceeds the ratio of its fully phased-in capital requirement to assets) at the beginning of the calendar year or
   (b) 75% of its net income over the most recent four-quarter period. Any additional capital distributions would require prior regulatory approval. The Bank currently meets the requirements for a Tier 1 institution and has not been notified of a need for more than normal supervision. In the event the Bank were to fail to satisfy such standards, its ability to make capital distributions would be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

        Tier 2 institutions, which are institutions that before and after the proposed distribution meet or exceed their current minimum capital requirements but do not meet their fully phased-in capital requirements, may make capital distributions up to 75% of their net income for the most recent four-quarter period after notice is given to the OTS and no objection is made by the OTS within a 30-day period. Tier 3 institutions, which are institutions that do not meet current minimum capital requirements, that propose to make a capital distribution, and Tier 1 and Tier 2 institutions which propose to make a capital distribution in excess of the noted safe harbor levels described above, must obtain OTS approval prior to making such a distribution.

        In December, 1994, the OTS issued a proposed regulation intended to simplify the current capital distribution regulation by replacing the "tiered" approach to allowing savings associations to make capital distributions with one that limits capital distributions to amounts that would permit savings associations to remain "adequately capitalized." Relying on the previously promulgated "prompt corrective action" regulatory standards, an institution would be considered "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or greater; a Tier 1 risk-based capital ratio of 4.0% or greater; and a leverage ratio of 4.0% or greater (or of 3.0% or greater, if it was rated composite "1" after its most recent examination). Under the proposal, associations would not be permitted to make capital distributions that would cause capital to fall below the level required to remain adequately capitalized. Until final regulations revising the capital distribution rules are enacted, management cannot predict what impact, if any, such revised regulations will have on the operations of the Bank.

   Liquidity

        Each savings institution, including the Bank, is required to maintain an average daily balance of liquid assets for each calendar month equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and short-term borrowings for the immediately preceding calendar month. This average liquidity requirement may be changed from time to time by the OTS (between 4% and 10%), depending upon economic conditions and deposit flows of all savings institutions. At the present time, the minimum average liquidity requirement is 5%. In addition, the average daily balance of short term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) must currently constitute at least 1% of an institution's average daily balance of net withdrawable deposit accounts and current borrowings for the preceding calendar month. Monetary penalties may be imposed for a violation of either liquidity ratio requirement. At September 30, 1996, the Bank was in compliance with both liquidity requirements, with an average liquidity ratio of 9.5% and a short-term liquidity ratio of 5.9%.

   Qualified Thrift Lender Test

        All savings institutions, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings institution to maintain at least 65% of its portfolio assets (which consist of total assets less (i) intangibles, (ii) properties used to conduct the savings institution's business and (iii) liquid assets not exceeding 20% of total assets) in qualified thrift investments on a monthly average for nine out of every twelve months on a rolling basis. As of September 30, 1996, the Bank was in compliance with the QTL requirements.

        Generally, qualified thrift investments consist of loans to purchase, construct or improve residential housing, home equity loans and mortgage-related securities secured by residential housing, small business loans, credit card loans and student loans, as well as certain obligations of the FDIC and stock in any Federal Home Loan Bank. Certain other loans and investments may be included up to a maximum aggregate limit of 20% of portfolio assets.

        Any savings institution that fails to meet the QTL test must either convert to a national bank charter (and pay the applicable exit and entrance fees involved in converting from one insurance fund to another) or become subject to numerous operating restrictions.

   Loans-to-One-Borrower Limit

        Under the HOLA, savings associations are subject to maximum loans-to-one-borrower limits applicable to national banks. In general, a savings institution may make loans-to-one-borrower in an amount up to the greater of $500,000 or 15% of the institution's unimpaired capital and unimpaired surplus (plus an additional 10% of its unimpaired capital and unimpaired surplus for loans fully secured by certain readily marketable collateral). At September 30, 1996, the Bank's lending limit for loans-to-one-borrower not fully secured by marketable collateral was $9.6 million. Under the HOLA, a broader limitation (the lesser of $30 million or 30% of unimpaired capital and unimpaired surplus) is provided under certain circumstances and subject to OTS approval, for loans to develop domestic residential housing units. In addition, under HOLA as limited by OTS regulation, a savings institution may provide purchase money mortgage financing in connection with the sale by it of real property acquired in satisfaction of debts previously contracted in good faith without regard to the loans-to-one-borrower limitation provided that no new funds are advanced and the institution is not placed in a more detrimental position than if it had held the property. As of September 30, 1996, the Bank is in compliance with these loans-to-one-borrower limitations.

   Transactions with Affiliates; Loans to Insiders

        Transactions between savings institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. With certain limited exceptions, an affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates of 20% of capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may
   (a) loan or otherwise extend credit to an affiliate, except for an affiliate which engages only in activities which are permissible for bank holding companies, or (b) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

        In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans by savings institutions to executive officers, directors and principal stockholders of the institution and their related interests ("insiders"). Under Section 22(h), loans to an insider of a savings institution (other than a stockholder of which the savings institution is a subsidiary) or to a director, executive officer or greater than 10% stockholder of the company that controls the savings institution, and certain affiliated interests of any such person, may not exceed, together with all other outstanding loans to such person and affiliated interests of such person, the institution's loans-to-one-borrower limit. Section 22(h) also requires that loans to insiders be made on substantially the same terms offered in, and applying underwriting policies and procedures no less stringent than those applied to, comparable transactions with persons who are not insiders or employees and requires prior approval of a majority of the institution's board (with the interested party abstaining) for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders, and directors, executive officers and greater than 10% shareholders of a company that controls the savings institution and their related interests, cannot exceed the institution's unimpaired capital and surplus.

   Federal Reserve System

        Regulation D of the Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, (primarily checking, NOW and certain other accounts that permit payments or transfers to third parties) and non-personal time deposits (including certain money market deposit accounts). These reserve levels are subject to adjustment from time to time by the Federal Reserve Board. At September 30, 1996, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS.
   See "Liquidity."

        Federal Home Loan Bank System members such as the Bank are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require institutions to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

   Federal Home Loan Bank System

        The Bank is a member of the FHLB Chicago, which is one of 12 regional FHLBs that administer the home financing credit function of savings institutions throughout the United States. Each FHLB serves as a reserve or central bank for its members within its assigned region. The FHLB makes loans to members (i.e. advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All loans from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term loans may be made only for the purpose of providing funds for residential home financing. At September 30, 1996, the Bank had $175.9 million in advances from the FHLB Chicago.

        As a member of the FHLB Chicago, the Bank is required to purchase and maintain stock in the FHLB Chicago. At September 30, 1996, the Bank had $8.8 million in FHLB stock, which satisfied this requirement. In past years, the Bank has received dividends on its FHLB stock. The dividend rate on such FHLB stock in fiscal 1996 was 6.75%.

        Under federal law, the FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and affordable housing projects. These contributions may adversely affect the level of dividends paid by FHLBs to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. Any such reduction in dividends paid or increase in the rate charged on advances could have an adverse affect on the Bank's net interest income and the value of FHLB Chicago stock held by the Bank. A reduction in value of the Bank's FHLB stock may result in a corresponding reduction in the Bank's stockholders' equity.

   Holding Company Regulation

        The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries, which authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings bank. The regulations of the OTS are primarily concerned with the safety and soundness of the institutions under its jurisdiction rather than the protection of such institutions' stockholders.

        As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. However, if the Company were to acquire control of another savings institution and hold it as a separate subsidiary, the Company would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings institution) would become subject to such activity restrictions unless such other institutions each qualified as a QTL and were acquired in a supervisory acquisition. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution may commence or continue for more than a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity, except upon prior notice to, and no objection by, the OTS, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution;
   (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the FRB as permissible for bank holding companies. Those activities described in (vii) above must also be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

        If the Bank were to fail the QTL test, the Company would have to obtain the approval of the OTS prior to continuing, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure, the Company would have to register as, and would become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company.

        The Company must obtain approval from the OTS before acquiring control of more than 5% of the voting shares of any other SAIF-insured institution or savings and loan holding company. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings institutions in more than one state. However, such interstate acquisitions are permitted based on specific state statutory authorization in the state of the target institution or in a supervisory acquisition of a failing savings institution.

   Community Reinvestment Act

        Under the Community Reinvestment Act ("CRA"), as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. An institution is assigned one of four overall ratings: "outstanding", "satisfactory", "needs improvement" or "substantial noncompliance". The CRA also requires all institutions to make their CRA ratings available to the public. The Bank's latest CRA rating, received in August, 1994, was "outstanding".

        In 1995, the OTS and other federal financial supervisory agencies issued a final revised regulation to implement the CRA. The revised regulation, which will be phased in over a period of time and become fully effective on July 1, 1997, eliminates the twelve assessment factors under the prior regulation and substitutes a performance based evaluation system.

        Pursuant to the revised regulation, an institution's performance in meeting the credit needs of its entire community, as required by the CRA, will generally be evaluated under three tests: the "lending test"; the "investment test"; and the "service test".

        The lending test analyzes lending performance using five criteria:
   (i) the number and amount of loans in the institution's assessment area,
   (ii) the geographic distribution of lending, including the proportion of lending in the assessment area, the dispersion of lending in the assessment area, and the number and amount of loans in low-, moderate-, middle- and upper-income areas in the assessment area, (iii) borrower characteristics, such as the income level of individual borrowers and the size of businesses or farms, (iv) the number and amount, as well as the complexity and innovativeness, of an institution's community development lending and (v) the use of innovative or flexible lending practices in a safe and sound manner to address the credit needs of low- or moderate-income individuals or areas. The investment test analyzes investment performance using four criteria: (i) the dollar amount of qualified investments, (ii) the innovativeness or complexity of qualified investments, (iii) the responsiveness of qualified investments to credit and community development needs, and (iv) the degree to which the qualified investments made by the institution are not routinely provided by private investors. The service test analyzes service performance using six criteria: (i) the institution's branch distribution among low-, moderate-, middle-, and upper-income areas, (ii) its record of opening and closing branches, particularly in low- and moderate- income areas,
   (iii) the availability and effectiveness of alternative systems for delivering retail banking services, (iv) the range of services provided in low-, moderate-, middle- and upper-income areas and extent to which those services are tailored to meet the needs of those areas, (v) the extent to which the institution provides community development services, and
   (vi) the innovativeness and responsiveness of community development services provided.

        Small institutions, which are defined as institutions with less than $250 million in total assets which are either independent or are affiliates of a holding company with banking and thrift assets of less than $1 billion, will continue to be evaluated under a streamlined assessment method that would exempt them from new data collection and reporting requirements.

        As an alternative to the lending, service and investment tests, an institution may submit to the OTS for approval its own "strategic plan", developed with community input, describing in detail the manner in which it proposes to meet its CRA obligations. If the plan is approved by OTS and the institution has operated under the plan for at least one year, the institution will be evaluated based upon its achieving the goals and benchmarks outlined in the plan.

        Institutions not eligible for the small institution streamlined assessment method are required to collect and report data on a variety of matters, including originations and purchases of home mortgage, small business and small farm loans, and certain information on community development loans. Collection of information on consumer loans is optional.

        The data collection requirements under the revised regulation became effective January 1, 1996, with the reporting requirements to be effective January 1, 1997. Evaluations under the lending, investment and service tests will generally begin July 1, 1997, although evaluations under the small institution performance standards, which will not utilize newly required data, began January 1, 1996.

        The OTS is required to prepare annually and make available to the public individual CRA Disclosure Statements for each reporting thrift institution. Each institution must place its CRA Disclosure Statement in its public file within three days of receipt of the Statement from the OTS. Each institution is required to maintain one copy of its public file in each state in which it has its main office or a branch.

        Management does not believe that the revised CRA regulations will materially impact the operations of the Bank.

   Federal Securities Law

        The common stock of the Company is registered with the Securities Exchange Commission under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is, therefore, subject to the periodic reporting, proxy solicitation and tender offer rules, insider trading restrictions and other requirements under the Exchange Act.

        Shares of Company common stock held by persons who are affiliates (generally officers, directors and principal shareholders) of the Company may not be sold without registration under the Securities Act of 1933, as amended, unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is, subject to certain limitations, able to sell in the public market, without registration, a limited number of shares in any three-month period.



   Federal and State Taxation

        For fiscal 1996 and prior years, Savings associations such as the Bank that met certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), were permitted to establish reserves for bad debts and to make annual additions thereto which could, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" was computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) was computed under either the experience method or the percentage of taxable income method (based on an annual election). The percentage of specially computed taxable income that was used to compute a savings association's bad debt reserve deduction under the percentage of taxable income method (the "percentage bad debt deduction") was 8.0%. The percentage bad debt deduction thus computed was reduced by the amount permitted as a deduction for non-qualifying loans under the experience method.

        For fiscal 1996 and prior years, if an association's specified assets (generally, loans secured by residential real estate or deposits, educational loans, cash and certain government obligations) constituted less than 60% of its total assets, the association could not deduct any addition to a bad debt reserve and generally was required to include existing reserves in income over a four year period. The Bank has historically met this 60% test. Under the percentage of taxable income method, the percentage bad debt deduction could not exceed the amount necessary to increase the balance in the reserve for "qualifying real property loans" to an amount equal to 6% of such loans outstanding at the end of the taxable year or the greater of (i) the amount deductible under the experience method or (ii) the amount which when added to the bad debt deduction for "non-qualifying loans" equals the amount by which 12% of the amount comprising savings accounts at year-end exceeds the sum of surplus, undivided profits and reserves at the beginning of the year. At
   September 30, 1996, the 6% and 12% limitations did not restrict the percentage bad debt deduction available to the Bank.

        Effective for fiscal 1997 and future years, the Small Business Job Protection Act of 1996 (the "Job Protection Act") was enacted on August 10, 1996 and eliminates the percent-of-taxable-income method for computing additions to a savings association's tax bad debt reserves. The Job Protection Act requires all savings associations to recapture, over a six year period, all or a portion of their tax bad debt reserves added since the last taxable year beginning before January 1, 1988. Taxes have been provided in the financial statements for this recapture. The Job Protection Act allows a savings association to postpone the recapture of bad debt reserves for up to two years if the institution meets a minimum level of mortgage lending activity during those years. The Bank believes that it will engage in sufficient mortgage lending activity during fiscal years 1997 and 1998 to be able to postpone any recapture of its bad debt reserves until fiscal 1999.

        Effective for fiscal 1997 and future years, under the Job Protection Act, the Bank will determine additions to its tax bad debt reserves using the same method as a commercial bank of comparable size, and, if the Bank were to decide to convert to a commercial bank charter, such conversion would not cause any additional tax liability.

        As of September 30, 1996, retained earnings included approximately $22.4 million for which no provision for income tax has been made. This essentially represents pre-1988 accumulated bad debt deductions. Income taxes would be imposed at the then-applicable rates if the Bank were to use these reserves for any other purpose or were to no longer qualify as a bank. The income tax liability on this $22.4 million would approximate $8.5 million.

        In addition to the regular income tax, corporations, including savings associations such as the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including savings associations such as the Bank, are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million.

        The Company and its subsidiaries file a consolidated federal income tax return on a fiscal year basis using the accrual method of accounting. Savings associations, such as the Bank, that file federal income tax returns as part of a consolidated group are required by applicable Treasury regulations to reduce their taxable income for purposes of computing the percentage bad debt deduction for losses attributable to activities of the non-savings association members of the consolidated group that are functionally related to the activities of the savings association member.

        The Company and its subsidiaries were last audited by the IRS with respect to its consolidated federal income tax return for the year ended September 30, 1984. With respect to years examined by the IRS, either all deficiencies have been satisfied or sufficient reserves have been established to satisfy asserted deficiencies. In the opinion of management, any examination of still open returns (including returns of subsidiaries and predecessors of, or entities merged into, the Bank) would not result in a deficiency which could have a material adverse effect on the consolidated financial condition of the Company.

        Wisconsin Taxation. Wisconsin imposes a corporate franchise tax on the Wisconsin taxable income of the Company and its subsidiaries. The current corporate franchise tax rate imposed by Wisconsin is 7.9%. Wisconsin taxable income is substantially similar to federal taxable income except that no deduction is allowed for state income taxes paid. The current bad-debt deduction for Wisconsin income tax purposes is the same as the deduction permitted for federal income tax purposes. Wisconsin does not allow the carryback of a net operating loss to prior taxable years. Thus, any net operating loss for state income tax purposes must be carried forward to offset income in future years. The Wisconsin corporate franchise tax is deductible for purposes of computing federal taxable income.

        Illinois Taxation. Illinois imposes a corporate income tax on the Illinois taxable income of the Company and its subsidiaries. For Illinois income tax purposes, the Bank is taxed at a rate equal to 7.3% of Illinois taxable income. For these purposes, Illinois taxable income generally means federal taxable income, subject to certain adjustments (including the addition of interest income on state and municipal obligations and the exclusion of interest income on United States Treasury obligations). The exclusion of income on United States Treasury obligations has the effect of substantially reducing Illinois taxable income.

   Executive Officers of the Registrant

        The following table sets forth certain information with respect to the executive officers of the Company and the Bank as of September 30, 1996.

            Name                  Position With  Company

    Paul P. Gergen        Chairman, President and Chief
                          Executive Officer of the Company and
                          the Bank

    John Stampfl          Treasurer, Secretary and Chief
                          Financial Officer of the Company and
                          Treasurer, Secretary and Senior Vice
                          President-Finance of the Bank

    William K. Koeper     Senior Vice President-Retail Banking
                          and Development of the Bank

    Robert J. Muth        Senior Vice President of the Company
                          and Senior Vice President-Mortgage
                          Lending of the Bank

    David W. Adam         Senior Vice President-Information
                          Systems of the Bank

        The following information as to the business experience during the past five years is supplied with respect to the above executive officers.

        Paul P. Gergen, age 63, joined the Bank in 1984 as President and Chief Executive Officer. Mr. Gergen is a licensed attorney and CPA and has been involved in banking in various capacities for 36 years. He has been Chairman, President and Chief Executive Office of the Company since its inception in 1992.

        John Stampfl, age 41, joined the Bank in 1984 as Vice President-Finance. He is a licensed CPA. He has been Treasurer, Secretary and Chief Financial Officer of the Company since its inception in 1992.

        William K. Koeper, age 48, joined the Bank in 1991 as Vice President-Marketing and Development. From 1988 to 1991, he was Dean of Business at Gateway Technical College, Kenosha, Wisconsin.

        Robert J. Muth, age 62, joined the Bank in 1985 as Vice President-Mortgage Lending. Mr. Muth has been involved in banking in various capacities for 43 years. He has been Vice President of the Company since its inception in 1992.

        David W. Adam, age 31, joined the Bank in 1988 as Financial Analyst, became Vice President-Information Systems in 1994 and became Senior Vice President-Information Systems in 1996. He is a licensed CPA.


   Item 2. Properties

        At September 30, 1996, the Bank operated through fifteen full-service savings institution offices and three mortgage loan origination limited offices located in Wisconsin and Illinois. The aggregate book value at September 30, 1996 of the properties owned was $12.5 million. The following table sets forth the location of the Bank's offices.

                                            Owned or          Date
                   Location                   Leased    Acquired/Leased


    Executive Offices and Home Office:
     5935 Seventh Avenue                      Owned           1960
     Kenosha, Wisconsin

     5125 6th Avenue                         Leased           1996
     Kenosha, Wisconsin

    Branch Offices:
     7535 Pershing Boulevard                  Owned           1968
     Kenosha, Wisconsin

     410 Broad Street                         Owned           1973
     Lake Geneva, Wisconsin

     4235 52nd Street                         Owned           1975
     Kenosha, Wisconsin

     25100 75th Street                        Owned           1989
     Paddock Lake, Wisconsin

     8035 22nd Avenue                         Owned           1980
     Kenosha, Wisconsin

     3747 Grand Avenue                       Leased           1991
     Gurnee, Illinois

     1011 14th Street                         Owned           1989
     North Chicago, Illinois

     3401 80th Street                        Leased           1993
     Kenosha, Wisconsin

     2811 18th Street                        Leased           1991
     Kenosha, Wisconsin

     2580 Sheridan Road                       Owned           1991
     Zion, Illinois

     5914-75th Street                        Leased           1994
     Kenosha, Wisconsin

     2406 South Green Bay Road               Leased           1994
     Racine, Wisconsin

     7151 West 159th Street                   Owned           1995
     Tinley Park, Illinois

     4900 West 87th Street                   Owned            1995
     Burbank, Illinois

    Loan Origination Offices:
     4015-80th Street                        Leased           1993
     Kenosha, Wisconsin  53142

     100 N. Atkinson Road                    Leased           1993
     Grayslake, Illinois

     4900 Spring Street                      Leased           1994
     Racine, Wisconsin

    Possible future branch site
     12300 75th Street                        Owned           1989
     Bristol, Wisconsin

    Advantage Service Center
     5942 6th Ave.                            Owned           1993
     Kenosha, Wisconsin

    Advantage Financial Center, Inc.
     933 N. Mayfair Road                     Leased           1995
     Wauwatosa, Wisconsin

     1230 East Diehl Road, Suite 302         Leased           1995
     Naperville, Illinois


   Item 3.   Legal Proceedings

        As of September 30, 1996, there were no pending legal proceedings which in the aggregate involve amounts which are believed by management to be material to the Company on a consolidated basis.

   Item 4.   Submission of Matters to a Vote of Security Holders

        During the fourth quarter of the fiscal year ended September 30, 1996, no matters were submitted to a vote of security holders through a solicitation of proxies or otherwise.


                                     PART II

   Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

        The information contained on page 56 of the 1996 Annual Report to Shareholders (filed as an exhibit hereto) under the caption "Stock Price Information" and the information contained on page 39 of the 1996 Annual Report to Shareholders in Note 11 of the Notes to Consolidated Financial Statements which describes restrictions on dividend payments by the Bank is incorporated herein by reference.

   Item 6.   Selected Financial Data

        The table on page 6 captioned "Selected Consolidated Financial Information" of the 1996 Annual Report to Shareholders (filed as an exhibit hereto) is incorporated herein by reference.

   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information contained on pages 7 to 22 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 1996 Annual Report to Shareholders (filed an an exhibit hereto) is incorporated herein by reference.

   Item 8.   Financial Statements and Supplementary Data

        The consolidated statements of financial condition of the Company and its subsidiaries as of September 30, 1996 and 1995 and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended September 30, 1996, along with the related notes to consolidated financial statements and the report of Ernst & Young LLP, independent certified public accountants, are incorporated herein by reference from pages 25 through 50 of the Company's 1996 Annual Report to Shareholders (filed as an exhibit hereto). The information under the caption "Quarterly Data" is also incorporated herein by reference from page 23 of the Company's 1996 Annual Report to Shareholders (filed as an exhibit hereto).

   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.


                                    PART III

   Item 10.  Directors and Executive Officers of the Registrant

        Information regarding the directors of the Company is included in the Company's Proxy Statement for the Annual Meeting to be held on January 30, 1997, under the heading "Election of Directors" on pages 3 through 7, and the information included therein is incorporated herein by reference. Information regarding the executive officers of the Company and the Bank is included under "Part I. Business" of this report.

   Item 11.  Executive Compensation

        Information regarding compensation of executive officers and directors is included in pages 5 through 7 of the Company's Proxy Statement for the Annual Meeting to be held on January 30, 1997, which pages are incorporated herein by reference; provided, however, that the section entitled "Report on Executive Compensation" shall not be deemed to be incorporated herein by reference.

   Item 12.  Security Ownership of Certain Beneficial Owners and Management

        Information regarding security ownership of certain beneficial owners and management is included in the Company's Proxy Statement for the Annual Meeting to be held on January 30, 1997, under the headings "Security Ownership of Certain Beneficial Owners" on pages 2 through 3, and the information included therein is incorporated herein by reference.

   Item 13.  Certain Relationships and Related Transactions

        Information regarding certain relationships and related transactions is included in the Company's Proxy Statement for the Annual Meeting to be held on January 30, 1997, under the heading "Officer, Director and Employee Loans" on page 12 and the information included therein is incorporated herein by reference.

                                 PART IV


   Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a)(1)  Financial Statements

        The following consolidated financial statements of the Company and its subsidiaries, together with the report thereon of Ernst & Young LLP, dated October 25, 1996, appearing in the 1996 Annual Report to
   Shareholders are incorporated herein by reference:

                                                           Page Number in
                                                            1996 Annual
                                                             Report to
                                                            Shareholders

    Report of Ernst & Young LLP, Independent Auditors . .        25
    Consolidated Statements of Financial Condition at
         September 30, 1995 and 1996  . . . . . . . . . .        26
    Consolidated Statements of Income for each year in the
         three-year period ended September 30, 1996 . . .        27
    Consolidated Statements of Stockholders' Equity for
         each year in the three-year period ended
         September 30, 1996 . . . . . . . . . . . . . . .        28
    Consolidated Statements of Cash Flows for each year in
         the three-year period ended September 30, 1996 .        29
    Notes to Consolidated Financial Statements  . . . . .        31

        The remaining information appearing in the Annual Report to Shareholders is not deemed to be filed as part of this report, except as expressly provided herein.

   (a)(2)  Financial Statement Schedules

        All schedules are omitted because they are not required or are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

   (a)(3)  Exhibits

        The following exhibits are either filed as part of this Report on Form 10-K or are incorporated herein by reference:

        Exhibit No. 3.  Certificate of Incorporation and Bylaws:

           3.1 Articles of Incorporation of Advantage Bancorp, Inc. (incorporated herein by reference to Exhibit 3.1 of Registrant's Form S-1 Registration Statement, as amended, filed on December 11, 1991, Registration No. 33-44492)

           3.2 Bylaws of Advantage Bancorp, Inc. (incorporated herein by reference to Exhibit 3.2 of Annual Report on Form 10-K for the fiscal year ended September 30, 1994 filed on December 27, 1994)

        Exhibit No. 10.  Material Contracts:

           10.1* Advantage Bancorp, Inc. 1991 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 4.1 of Registrant's Form S-8 Registration Statement, filed on December 30, 1993, Registration No. 33-73664)

           10.2* Advantage Bancorp, Inc. 1995 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 of Annual Report on Form 10-K for the fiscal year ended September 30, 1994 filed on December 27, 1994)

           10.3* Advantage Bancorp, Inc. Employees' Profit-Sharing and Savings Retirement Plan (incorporated herein by reference to Exhibit 10.2 of Registrant's Form S-1 Registration Statement, as amended, filed on December 11, 1991, Registration No. 33-44492)

           10.4* Advantage Bancorp, Inc. Bank Incentive Plan and Trust (incorporated herein by reference to Exhibit B to the Proxy Statement for the First Annual Meeting of Shareholders held on January 19, 1993)

           10.5* Advantage Bancorp, Inc. Employee Stock Ownership Plan (incorporated herein by reference to Exhibit 10.4 of Registrant's Form S-1 Registration Statement, as amended, filed on December 11, 1991, Registration No. 33-44492)

           10.6* Employment Agreement between the Bank and Paul P. Gergen; Employment Agreement between the Bank and John Stampfl (incorporated herein by reference to Exhibit 10.5 of Registrant's Form S-1 Registration Statement, as amended, filed on December 11, 1991, Registration No. 33-44492)

           10.7* Advantage Bank, FSB Executive Salary Continuation Agreement with Paul P. Gergen dated March 13, 1987 (incorporated herein by reference to Exhibit 10.6 of Annual Report on Form 10-K for the fiscal year ended September 30, 1993 filed on December 27, 1993)

           10.8* Advantage Bank, FSB Executive Salary Continuation Agreement with John Stampfl dated December 30, 1987 (incorporated herein by reference to Exhibit 10.7 of Annual Report on Form 10-K for the fiscal year ended September 30, 1993 filed on December 27, 1993)

           10.9* Description of Advantage Bank, FSB Senior Officer Incentive Compensation Program (incorporated by reference to Exhibit
                  10.9 of Annual Report on Form 10-K for the fiscal year ended September 30, 1994 filed on December 27, 1994)

           10.10* 1994 Amendments to the Advantage Bancorp, Inc. Employees'
                  Profit-Sharing and Savings Retirement Plan (incorporated by reference to Exhibit 10.10 of Annual Report on Form 10-K for the fiscal year ended September 30, 1994 filed on December 27, 1994)

           10.11* Amity Bancshares, Inc. 1991 Stock Option and Incentive Plan
                  (incorporated herein by reference to Exhibit 4.1 of Registrant's Form S-8 Registration Statement filed on February 6, 1995, Registration No. 33-89114)

           10.12* Advantage Bancorp, Inc. 1996 Non-Employee Director Stock
                  Option Plan (incorporated by reference to Exhibit 4.1 of the Registrant's Form S-8 Registration Statement filed on May 3, 1996, Registration No. 333-4444)

           10.13* Form of Director Deferred Compensation Agreement
                  (incorporated by reference to Exhibit 10.13 of Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 filed on December 26, 1995)

           * A management contract or compensatory plan or arrangement.


        Exhibit No. 11.    Statement re:  Computation of Per Share Earnings

        The statement regarding computation of per share earnings for fiscal year 1996 is as follows:

                                                                        Fully
                                                        Primary       Diluted

    1.  Net income  . . . . . . . . . . . . .       $ 3,032,537   $ 3,032,537
                                                      =========     =========
    2.  Weighted average common shares
        outstanding . . . . . . . . . . . . .         3,433,886     3,433,886
    3.  Common stock equivalents due to
        dilutive effect of stock options  . .           227,947       222,461
                                                     ----------    ----------
    4.  Total weighted average common shares
        and equivalents outstanding . . . . .         3,661,833     3,656,347
                                                     ==========    ==========
    5.  Earnings per share  . . . . . . . . .             $0.83         $0.83
                                                          =====         =====

        The statement regarding computation of per share earnings for fiscal year 1995 is as follows:

                                                                        Fully
                                                         Primary      Diluted

    1.  Net income  . . . . . . . . . . . . . . .    $ 8,150,985  $ 8,150,985
                                                       =========    =========
    2.  Weighted average common shares
        outstanding . . . . . . . . . . . . . . .      3,451,743    3,451,743
    3.  Common stock equivalents due to dilutive
        effect of stock options . . . . . . . . .        254,493       257539
                                                       ---------    ---------
    4.  Total weighted average common shares and
        equivalents outstanding . . . . . . . . .      3,706,236    3,709,282
                                                       =========    =========
    5.  Earnings per share  . . . . . . . . . . .          $2.20        $2.20
                                                           =====        =====


        Exhibit No. 13.    1996 Annual Report to Shareholders.

           Portions of the 1996 Annual Report to Shareholders that have been incorporated by reference herein are included as Exhibit 13.

        Exhibit No. 21.    Subsidiaries of the registrant.

        As of the date of this Annual Report the only subsidiary of the Company is Advantage Bank, FSB, which is a federally-chartered savings bank.

        The subsidiaries of the Bank are Advantage Real Estate Services, Inc. ( incorporated in Wisconsin), Advantage Investments, Inc.(incorporated in Nevada), Advantage Financial Services and Insurance, Inc. (incorporated in Wisconsin), Advantage Financial Center, Inc. (incorporated in Wisconsin) and Amity Service Corporation (incorporated in Illinois).


        Exhibit No. 23.    Consent of Independent Auditors
        Consent of Independent Auditors to the incorporation by reference in the Registration Statements (Form S-8 Nos. 33-73664, 33-89114, 33-46975, 333-4444 and 333-4448) pertaining to the Advantage Bancorp, Inc. 1991 Stock Option and Incentive Plan, the Amity Bancshares, Inc. Stock Option Plan and Incentive Plan, the Advantage Bancorp, Inc. Employees' Profit Sharing and Savings Retirement Plan, the Advantage Bancorp, Inc. 1996 Non-Employee Director Stock Option Plan, and the Advantage Bancorp, Inc. 1995 Equity Incentive Plan, of auditors' report dated October 25, 1996, with respect to the consolidated financial statements of Advantage Bancorp, Inc. incorporated by reference in the Annual Report (Form 10-K) for the year ended September 30, 1996.

        Exhibit No. 27.   Financial Data Schedule (Edgar version only)

        Exhibit No. 99.   Proxy Statement for 1997 Annual Meeting

        The Company's Proxy Statement for the Annual Meeting to be held on January 30, 1997 has been filed with the Securities and Exchange Commission and is incorporated by reference herein as an Exhibit to this Annual Report on Form 10-K. Portions of the Proxy Statement have been incorporated herein by reference. Except to the extent specifically incorporated by reference, the Proxy Statement is not deemed to be filed with the SEC as part of this Annual Report on Form 10-K.

   (b)  Forms 8-K

        No reports on Form 8-K were filed during the last quarter of fiscal
   1996.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Advantage Bancorp, Inc.
                                               (registrant)

                                         By:  /s/  Paul P. Gergen
                                              Paul P. Gergen
                                              Chairman of the Board
                                              Director

                                         Date: December 20, 1996

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   By:   /s/ Paul P. Gergen
        Paul P. Gergen
        Chairman of the Board
        Chief Executive Officer
        President
        Date: December 20, 1996


   By:  /s/ Robert J. Muth
        Robert Muth
        Senior Vice President
        Date:  December 20, 1996


   By:  /s/ John Stampfl
        John Stampfl
        Chief Financial Officer
        Secretary-Treasurer
        Date:  December 20, 1996


   By:  /s/ Ben-Ami Chemerow
        Ben-Ami Chemerow
        Director
        Date: December 20, 1996


   By:  /s/ Rita Petretti
        Rita Petretti
        Director
        Date:  December 20, 1996


   By:  /s/ Eugene Snarski
        Eugene Snarski
        Director
        Date:  December 20, 1996


   By:  /s/ Dennis Troha
        Dennis Trohai
        Director
        Date:  December 20, 1996


   By:  /s/ Michael Wells
        Michael Wells
        Director
        Date:  December 20, 1996

                            INDEX TO ATTACHED EXHIBITS
                             Advantage Bancorp, Inc.
                                    Form 10-K
                          Year Ended September 30, 1996

    Exhibit No.                Exhibit Description



    13 Portions of the 1996 Annual Report to Share-holders

    23           Consent of Independent Auditors

    27           Financial Data Schedule (Edgar version only)