Form 10-Q
period 1996-12-31
ADVANTAGE BANCORP INC
filed 1997-02-10
CIK 881892

SECURITIES AND EXCHANGE  COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

             Quarterly Period Ended December 31, 1996

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

   Yes    X             No

   The number of shares outstanding of the issuer's common stock, par value $.01 per share, was 3,263,172 at January 31, 1997.

                    ADVANTAGE BANCORP, INC. AND SUBSIDIARIES
                                    FORM 10-Q


   Part I.  Financial Information


    Item 1  Financial Statements (unaudited):

            Consolidated Statements of Financial Condition as of
            December 31, 1996 and September 30, 1996  . . . . . . . .      3

            Consolidated Statements of Income for the Three Months
            ended December 31, 1996 and 1995  . . . . . . . . . . . .      4

            Consolidated Statements of Cash Flows for the Three
            Months ended December 31, 1996 and 1995 . . . . . . . . .      5

            Notes to Consolidated Financial Statements  . . . . . . .      7


    Item 2  Management's Discussion and Analysis of Financial
            Condition and Results of                                       8
            Operations  . . . . . . . . . . . . . . . . . . . . . . .


    Part II.  Other Information

    Item 1  Legal Proceedings . . . . . . . . . . . . . . . . . . . .     13

    Item 2  Changes in Securities . . . . . . . . . . . . . . . . . .     13

    Item 3  Default Upon Senior Securities  . . . . . . . . . . . . .     13

    Item 4  Submission of Matters to a Vote of Security Holders . . .     13

    Item 5  Other Information . . . . . . . . . . . . . . . . . . . .     13

    Item 6  Exhibits and Reports on Form 8-K  . . . . . . . . . . . .     13

            Signature Page  . . . . . . . . . . . . . . . . . . . . .     13

                   ADVANTAGE BANCORP, INC.  AND  SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (unaudited)

                                               December 31      September 30
    ASSETS                                         1996             1996
    Cash and cash equivalents (includes
     interest-earning deposits of
     $31,363,024, Dec. 31, 1996;
     $17,714,761 - Sept. 30, 1996)  . . . .    $ 47,891,116      $35,445,646
    Certificates of deposit (approximates
     market value)  . . . . . . . . . . . .         611,149          611,067
    U.S. government and agency securities
     available for sale (at market value) .      25,946,003       29,385,356
    Mortgage-backed securities available
     for sale (at market value) . . . . .       135,048,854      140,086,665
    Mortgage-backed securities held to
     maturity (market value of $10,764,853
     - Dec. 31, 1996; $11,159,367 -
     Sept. 30, 1996)  . . . . . . . . . . .      10,598,615       11,011,238
    Mortgage-related securities available
     for sale (at market value) . . . . . .      14,999,272       15,226,120
    Mortgage-related securities held to
     maturity (market value of $177,415,943
     - Dec. 31,1996; $172,913,430 -
     Sept. 30, 1996)  . . . . . . . . . . .     174,294,242      171,470,022
    Marketable equity securities (at market
     value) . . . . . . . . . . . . . . . .       5,833,368        5,043,091
    Loans held for sale (at lower of cost
     or market) . . . . . . . . . . . . . .       3,561,740        3,056,000
    Loans receivable  . . . . . . . . . . .     568,114,412      559,725,640
    Foreclosed properties and properties
     subject to foreclosure . . . . . . . .       2,423,268        1,403,440
    Investments in and advances to
     unconsolidated partnerships  . . . . .       7,302,044        7,397,416
    Office properties and equipment   . . .      12,281,896       12,531,601
    Federal Home Loan Bank stock - at cost.       8,795,600        8,795,600
    Accrued interest on investments and
     mortgage-related securities  . . . . .       3,082,996        2,640,672
    Intangible assets . . . . . . . . . . .       6,635,634        6,902,259
    Deferred income tax . . . . . . . . . .       1,766,873        2,641,659
    Prepaid expenses and other assets . . .       2,033,616        3,012,020
                                             --------------   --------------
                                             $1,031,220,698   $1,016,385,512
                                             ==============   ==============
    LIABILITIES
    Deposits  . . . . . . . . . . . . . . .    $690,498,789   $  680,850,865
    Notes payable to Federal Home
      Loan Bank   . . . . . . . . . . . . .     153,510,000      175,910,000
    Securities sold under agreements
     to repurchase  . . . . . . . . . . . .      80,917,861       48,355,457
    Advance payments by borrowers for
     taxes and insurance  . . . . . . . . .       5,946,338        8,496,925
    Accrued interest on deposit accounts  .       2,587,379        3,711,995
    Accrued interest on notes payable
     and other borrowings . . . . . . . . .       2,112,440        1,377,204
    Other liabilities . . . . . . . . . . .       3,585,418        8,419,561
    Accrued income taxes  . . . . . . . . .       1,902,553          397,102
                                             --------------   --------------
         Total liabilities  . . . . . . . .     941,060,778      927,519,109

    STOCKHOLDERS' EQUITY
    Serial preferred stock, $.01 par
     value; authorized 5,000,000
     shares; none outstanding . . . . . .                 -                -
    Common stock, $.01 par value;
     authorized 10,000,000 shares;
     issued 4,124,780 shares;
     outstanding shares: 3,275,135
     - Dec. 31, 1996; 3,326,768 -
     Sept. 30, 1996 . . . . . . . . . . .            33,000           33,000
    Additional paid-in capital  . . . . . .      37,751,499       37,751,499
    Loan to Employee Stock Ownership Plan .      (1,704,941)      (1,704,941)
    Unearned restricted stock awarded . . .        (843,777)        (894,777)
    Treasury stock, at cost (849,645
     shares - Dec. 31, 1996; 798,102
     shares - Sept. 30, 1996) . . . . . .       (19,666,559)     (17,627,105)
    Unrealized gain (loss) on
     securities available for
     sale - net . . . . . . . . . . . . . .         484,243         (699,857)
    Retained earnings   . . . . . . . . . .      74,106,455       72,008,584
                                             --------------   --------------
         Total stockholders' equity . . . .      90,159,920       88,866,403
                                             --------------   --------------
                                             $1,031,220,698   $1,016,385,512
                                             ==============   ==============

     See accompanying notes to unaudited consolidated financial statements.

                    ADVANTAGE BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                              Three Months Ended December 31,
                                                        1996          1995
    Interest income:
      Interest on loans . . . . . . . . . . . . . $12,047,448     $11,089,579
      Interest on mortgage-related securities . .   6,109,856       6,303,428
      Interest and dividends on
       investment securities  . . . . . . . . . .     663,013         716,693
      Other interest income . . . . . . . . . . .     330,392         288,255
                                                  -----------     -----------
      Total interest income . . . . . . . . . . .  19,150,709      18,397,955

    Interest expense:
      Interest on deposits  . . . . . . . . . . .   7,899,191       8,054,872
      Interest on notes payable and
       other borrowings . . . . . . . . . . . . .   3,553,533       2,942,065
                                                  -----------     -----------
      Total interest expense  . . . . . . . . . .  11,452,724      10,996,937
                                                  -----------     -----------
    Net interest income . . . . . . . . . . . . .   7,697,985       7,401,018
    Provision for losses on loans . . . . . . . .      80,000         120,000
                                                  -----------     -----------
    Net interest income after
     provision for losses on loans  . . . . . . .   7,617,985       7,281,018

    Non-interest income:
      Loan fees and service charges . . . . . . .     170,420         150,734
      Mortgage brokerage commissions  . . . . .       471,137         429,902
      Service charges on deposit accounts . . . .     699,247         564,665
      Gain on sales of loans - net  . . . . . . .     203,691         255,478
      Gain on sale of securities
       available for sale . . . . . . . . . . . .     218,116         488,948
      Equity in net income of
       unconsolidated partnerships  . . . . . . .      44,500          29,200
      Other . . . . . . . . . . . . . . . . . . .     266,126         215,630
                                                  -----------     -----------
      Total non-interest income . . . . . . . . .   2,073,237       2,134,557

    Non-interest expenses:
      Compensation and employee benefits  . . . .   2,708,882       2,442,334
      Occupancy . . . . . . . . . . . . . . . . .     814,668         704,110
      Data processing . . . . . . . . . . . . . .     181,154         153,872
      Advertising . . . . . . . . . . . . . . . .     210,608         133,101
      Federal deposit insurance premiums  . . . .     315,963         396,232
      Amortization of intangible assets . . . . .     266,625         849,568
      Professional services . . . . . . . . . . .     113,668         116,064
      Other . . . . . . . . . . . . . . . . . . .   1,182,356       1,034,585
                                                  -----------     -----------
      Total non-interest expenses . . . . . . . .   5,793,924       5,829,866
                                                  -----------     -----------
    Income before income taxes  . . . . . . . . .   3,897,298       3,585,709

    Income taxes  . . . . . . . . . . . . . . . .   1,444,199       1,305,229
                                                  -----------     -----------
    Net income  . . . . . . . . . . . . . . . . .  $2,453,099      $2,280,480
                                                   ==========      ==========

    Earnings per share  . . . . . . . . . . .           $0.70           $0.62
                                                   ==========      ==========

   See accompanying notes to unaudited consolidated financial statements.

                    ADVANTAGE BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                              Three Months Ended December 31
                                                        1996          1995
    Operating activities:

    Net income  . . . . . . . . . . . . . . . . .   $2,453,099    $2,280,480
      Provision for losses on loans . . . . . . .       80,000       120,000
      Provision for depreciation  . . . . . . . .      328,712       249,188
      Amortization of intangible assets . . . . .      266,625       849,568
      Equity in net income of
       unconsolidated partnerships  . . . . . . .      (44,500)      (29,200)
      Net amortization of mortgage-related
       securities discounts and premiums  . . . .     (185,912)     (234,321)
      Decrease in deferred income tax liability .            -      (114,814)
      Increase (decrease) in accrued
       income taxes   . . . . . . . . . . . . . .    1,505,451        37,612
      Decrease (increase) in interest
       receivable . . . . . . . . . . . . . . . .     (411,476)     (299,955)
      Decrease in accrued FDIC SAIF
       special assessment . . . . . . . . . . . .   (4,434,589)            -
      Decrease in interest payable  . . . . . . .     (389,380)     (709,923)
      Loans originated for sale . . . . . . . . .  (11,367,545)  (17,516,694)
      Proceeds from sales of loans  . . . . . . .   10,861,805    15,179,694
      Amortization of cost of restricted
       stock benefit plan . . . . . . . . . . . .            -        75,850
      Other . . . . . . . . . . . . . . . . . . .   (1,018,373)      965,832
                                                   -----------    ----------
    Net cash provided by (used in)
    operating activities  . . . . . . . . . . . .   (2,356,083)      853,317
    Investing activities:
      Proceeds from sales and maturities of
       U.S. government and agency securities
       available for sale . . . . . . . . . . . .    3,500,000     2,000,000
      Proceeds from sales of marketable
       equity securities  . . . . . . . . . . . .      488,711     1,135,525
      Purchases of certificates of deposit  . . .            -      (500,052)
      Purchases of U.S. agency securities
       available for sale . . . . . . . . . . . .            -    (3,000,000)
      Purchases of mortgage-related
       securities held to maturity  . . . . . . .   (6,697,476)  (10,348,940)
      Principal repayments on
       mortgage-related securities
       held to maturity . . . . . . . . . . . . .    4,025,226     4,226,612
      Principal repayments on mortgage-
       backed securities held to maturity . . . .      483,353     1,582,208
      Loan principal repayments . . . . . . . . .   59,897,014    52,330,496
      Loans originated  . . . . . . . . . . . . .  (67,768,809)  (54,064,481)
      Purchases of marketable equity
       securities . . . . . . . . . . . . . . . .     (871,716)     (792,720)
      Principal repayments on mortgage-
       backed securities available for sale . .      6,432,972     7,092,510
      Principal repayments on mortgage-
       related securities available for sale  . .      385,854       376,926
      Proceeds from sale of foreclosed
       properties . . . . . . . . . . . . . . . .          500       246,872
      Principal repayments on loans to
       unconsolidated partnership . . . . . . . .       32,609        43,218
      Cash distributions from
       unconsolidated partnerships  . . . . . . .      107,263             -
      Additions to office properties
       and equipment  . . . . . . . . . . . . . .      (79,007)     (438,799)
                                                   -----------    ----------
    Net cash used in investing activities . . . .      (63,506)     (110,625)

    Financing activities:
      Net increase in deposits  . . . . . . . . .    9,647,924     3,009,144
      Proceeds from notes payable to
       the Federal Home Loan Bank . . . . . . . .    5,000,000             -
      Repayment of notes payable to the
       Federal Home Loan Bank . . . . . . . . . .  (27,400,000)   (1,600,000)
      Net increase in securities sold
       under agreements to repurchase . . . . . .   32,562,404        22,880
      Net decrease in advance payments
       by borrowers for taxes and insurance . . .   (2,550,587)   (4,890,679)

    Purchases of treasury stock . . . . . . . . .   (2,300,950)            -

    Dividends paid  . . . . . . . . . . . . . . .     (263,117)     (220,775)
    Proceeds from exercise of
      stock options . . . . . . . . . . . . . . .      169,385             -
                                                   -----------    ----------
    Net cash provided by (used in)
    financing activities  . . . . . . . . . . . .   14,865,059    (3,679,430)
                                                   -----------    ----------
    Increase (decrease) in cash and
    cash equivalents  . . . . . . . . . . . . . .   12,445,470    (2,936,738)
    Cash and cash equivalents:
      At beginning of period  . . . . . . . . . .   35,445,646    32,510,205
                                                   -----------    ----------
      At end of period  . . . . . . . . . . . . .  $47,891,116   $29,573,467
                                                   ===========   ===========
    Supplemental disclosures of cash
    flow information:
      Interest paid (including amounts
      credited to deposits) . . . . . . . . . . .  $11,503,997   $11,706,860
      Income taxes paid (refunded)  . . . . . . .      (61,252)    1,382,434

    Supplemental schedule of noncash
    investing activities:
      Loans receivable transferred to
      foreclosed properties . . . . . . . . . . .    1,020,328       621,820

      Securities transferred from
      held-to-maturity to
      available-for-sale  . . . . . . . . . . . .                 37,300,000


   See accompanying notes to unaudited consolidated financial statements.

                    ADVANTAGE BANCORP, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                      Three Months Ended December 31, 1996

   (1) Basis of Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. All adjustments are of a normal recurring nature. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto for the fiscal year ended September 30, 1996 included in the Annual Report on Form 10-K as filed by Advantage Bancorp, Inc. (the "Company") with the Securities and Exchange Commission.

   The results of operations and other data for the three months ended December 31, 1996 are not necessarily indicative of results that may be expected for the entire fiscal year ending September 30, 1997.

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
                                         Three Months Ended December 31
                                                1996          1995
    Net income  . . . . . . . . . . . .     $2,453,099    $2,280,480
                                            ==========    ==========
    Weighted average shares outstanding      3,287,295     3,464,355
    Net effect of dilutive stock options
     based on the treasury stock method
     using average market price . . . .        209,880       226,878
                                            ----------    ----------
    Total weighted average common shares
     and equivalents. . . . . . . . . .      3,497,175     3,691,233
                                            ==========    ==========
    Earnings per share (primary)  . . .          $0.70         $0.62
                                            ==========    ==========

    Weighted average shares outstanding 3,287,295 3,464,355 Net effect of dilutive stock options based on the treasury stock method
     using quarter-end market price . .        210,959       235,884
                                            ----------    ----------
    Total outstanding shares for
     fully diluted purposes . . . . . .      3,498,254     3,700,239
                                            ==========    ==========
    Earnings per share (fully diluted)           $0.70         $0.62
                                            ==========    ==========

   (3) Commitments and Contingencies

   Commitments to originate mortgage loans of $7.1 million at December 31, 1996 represent amounts which the Bank plans to fund within the normal commitment period of thirty to ninety days. Commitments to sell fixed-rate mortgage loans were $3.3 million as of December 31, 1996. The Bank had unissued credit under existing home equity line-of-credit loans and commercial line-of-credit loans of $28.5 million and $22.0 million, respectively, as of December 31, 1996.

   (4)  Stockholders' Equity

   Under federal law and regulations, the Bank is required to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets and investments in and advances to "nonincludable" subsidiaries and joint ventures. Core capital generally consists of tangible capital plus qualifying intangible assets. The risk-based capital requirements address credit risk related to both recorded assets and off-balance sheet commitments and obligations. Risk-weighted assets, for regulatory measurement purposes, at December 31, 1996, totaled $473,384,000.

      The following table summarizes the Bank's capital amounts and capital ratios, and the capital ratios required by federal law and regulations at December 31, 1996 (dollars in thousands):

                       Actual    Required            Actual  Required
                       Amount    Amount    Excess    Ratio    Ratio    Excess
    Tangible capital   $64,036   $15,147   $48,889    6.34%    1.50%    4.84%
    Core capital        64,036    30,295    33,741    6.34     3.00     3.34
    Risk-based
    capital             69,785    37,871    31,914    14.74    8.00      6.74


   The Bank's regulatory capital as of December 31, 1996 was as follows (in thousands):
                                             Tangible    Core     Risk-Based
                                              Capital    Capital    Capital
    Total consolidated stockholders' equity   $90,160    $90,160    $90,160
    Add unrealized loss on securities
      available for sale (Bank only)  . . .         5          5          5
    Less parent company stockholders'
     equity not includable in
     regulatory capital   . . . . . . . . .   (21,748)   (21,748)   (21,748)
    Loan loss allowances (limited to 1%
     of loans)  . . . . . . . . . . . . . .         -          -      5,749
    Nonallowable intangibles  . . . . . . .    (6,845)    (6,845)    (6,845)
    Income tax effect of intangibles  . . .     2,464      2,464      2,464
                                             --------    -------    -------
    Regulatory capital  . . . . . . . . . .   $64,036    $64,036    $69,785
                                             ========    =======    =======

   (5) Reclassifications

   Certain amounts in the prior year consolidated financial statements have been reclassified to conform with the fiscal 1997 presentation.

   (6)  Dividends

   On January 21, 1996, the Company announced the declaration of a $0.10 per share cash dividend on the Company's common stock payable February 21, 1997 to shareholders of record on February 7, 1997.


                    ADVANTAGE BANCORP, INC. AND SUBSIDIARIES
   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

   General

   The Company's only active business is the business of the Bank. The Bank's principal business is attracting retail deposits from the general public and using such deposits to originate residential loans in its primary market area. The Bank also originates commercial real estate, multi-family, construction, consumer and commercial business loans. In addition, the Bank also invests in mortgage-related securities, investment securities, certificates of deposit, short-term liquid assets and real estate. Finally, the Bank offers, on an agency basis, certain securities brokerage services and insurance products to its customers. The Bank operates out of 15 locations. It has seven full service offices located in Kenosha, Wisconsin and full service branch offices located in Lake Geneva, Paddock Lake, and Racine, Wisconsin; and Burbank, Gurnee, North Chicago, Tinley Park and Zion, Illinois. The Bank also operates loan origination facilities in Kenosha, Racine and Wauwatosa, Wisconsin and Grayslake and Naperville, Illinois. The Bank owns five service corporations, Advantage Real Estate Services, Inc., which owns interests in two real estate partnerships, Advantage Investments, Inc., which invests in mortgage-related securities, Advantage Financial Services and Insurance, Inc. which is engaged in the business of selling non-insured investments and insurance and providing financial planning, and Amity Service Corporation, which formerly operated an insurance agency and is now inactive. Deposits of the Bank are insured up to the maximum allowable amount by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is subject to regulation by the Office of Thrift Supervision ("OTS") and the FDIC.

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

   Liquidity and Capital Resources

   The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term investments. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. Cash and cash equivalents totalled $47.9 million and $29.6 million as of December 31, 1996 and 1995, respectively.

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

   A primary investing activity of the Company is the origination of mortgage and other loans. During the three months ended December 31, 1996 and 1995, the Company originated and purchased loans (including loans originated for sale) in the amounts of $79.1 million and $71.6 million, respectively. Other investing activities include the purchase of mortgage-related securities (including securities available for sale) which totalled $6.7 million and $10.3 million for the three months ended December 31, 1996 and 1995, respectively.

   During the three months ended December 31, 1996 and 1995, these activities were funded primarily by (1) principal repayments on loans and mortgage-related securities totalling $71.3 million and $65.7 million, respectively, (2) net increases in deposits of $9.6 million and $3.0 million, respectively, (3) proceeds from sales of loans of $10.9 million and $15.2 million, respectively, and (4) net proceeds from borrowings under repurchase agreements of $32.6 million and $23,000, respectively. These items were partially offset by net repayments of notes payable to the Federal Home Loan Bank during the three months ended December 31, 1996 and 1995 of $21.6 million and $1.6 million, respectively. Borrowings under repurchase agreements increased during the 1996 quarter due to new repurchase agreements with local customers.

   The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The current required ratio is 5.0%. The Bank's liquidity ratio was 10.27% for the month of December 1996. Excess funds are generally invested in short-term investments such as federal funds. In the event that the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of FHLB advances, repurchase agreements, and brokered deposits.

   As of December 31, 1996, the Bank's capital exceeded all capital requirements of the OTS as mandated by federal law and regulations. See
   Note 4 of the Notes to Unaudited Consolidated Financial Statements.

   Changes in Financial Condition

   Total assets increased $15.0 million from $1.016 billion at September 30, 1996 to $1.031 million at December 31, 1996.

   Loans receivable increased $8.4 million from $559.7 million as of September 30, 1996 to $568.1 million as of December 31, 1996.

   Mortgage-related securities decreased $2.9 million from $337.8 million as of September 30, 1996 to $334.9 million at December 31, 1996. This decrease was due to the Bank's strategy of investing most of the funds received from principal repayments on mortgage-related securities in loans receivable since loans generally have higher yields than mortgage-related securities.

   Deposits increased $9.6 million from $680.9 million at September 30, 1996 to $690.5 million at December 31, 1996.

   Notes payable to the FHLB decreased $22.4 million from $175.9 million as of September 30, 1996 to $153.5 million as of December 31, 1996. This decrease was more than offset by a $32.5 million increase in securities sold under agreement to repurchase during the same period.

   Stockholders' equity increased from $88.9 million as of September 30, 1996 to $90.2 million as of December 31, 1996. Stockholders' equity was increased by: (1) net income of $2.5 million, and (2) an increase of $1.2 million in the unrealized gain (net of income tax effect) relating to securities available for sale. Stockholders' equity was reduced by: (1) the open market repurchase of $2.3 million of Company stock, and (2) the payment of $263,000 in cash dividends.

   Asset Quality

   The Company and the Bank regularly review assets to determine proper valuation. Management's monitoring of the asset portfolio includes a review of historical loss experience, known and inherent risks in the portfolio, the value of any underlying collateral, and prospective economic conditions. Loans are placed on nonaccrual status when loans are contractually delinquent more than 90 days or earlier if warranted based on management's assessment of the loan. When loans are placed on nonaccrual status, interest previously accrued is reversed with a charge to interest income. The following table sets forth information regarding the Company's nonaccrual loans and foreclosed properties at the dates indicated (dollars in thousands). All loans which are contractually past due more than 90 days are included in nonaccrual loans.

                                Dec. 31 Sept. 30  June 30  Mar. 31  Dec. 31
                                  1996      1996     1996    1996    1995
    Nonperforming loans:
      One- to four-family . . .  $1,851     $666   $1,959    $948    $608
      Commercial real estate  .   1,138      616    1,393   2,094   1,608
      Construction and land . .       -    1,774        -      72      72
      Commercial business . . .      23      274       42      89      46
      Consumer and other  . . .     271       84      102      72      40
                                 ------   ------   ------  ------  ------
    Total non-performing loans.  $3,283   $3,414   $3,496  $3,275  $2,374
                                 ======   ======   ======  ======  ======
    Foreclosed properties:
      One-to four-family  . . .  $1,452     $894   $1,165  $1,568  $1,617
      Commercial real estate  .     971      534      534     558     558
      Construction and land   .       -        -      280     280     280
                                 ------   ------   ------  ------  ------
      Total foreclosed
      properties. . . . . . . .  $2,423   $1,428   $1,979  $2,406  $2,455
                                 ======   ======   ======  ======  ======
    Total non-performing assets  $5,706   $4,842   $5,475  $5,681  $4,829
                                 ======   ======   ======  ======  ======
    Non-performing loans to
    total loans . . . . . . . .    0.57%    0.61%    0.64%   0.62%   0.46%
                                 ======   ======   ======  ======  ======
    Non-performing assets to
    total assets  . . . . . . .    0.55%    0.48%    0.55%   0.58%   0.50%
                                 ======   ======   ======  ======  ======


   Allowance for Losses on Loans

   The following table sets forth an analysis of the Company's allowance for losses on loans (dollars in thousands):

                                     Three Months      Year          Year
                                        Ended          Ended         Ended
                                       Dec. 31,     Sept. 30,     Sept. 30,
                                        1996          1996          1995
    Balance at beginning of period     $5,773        $ 5,271       $ 5,327
    Additions charged to
    operations:
      One- to four-family   . . .           -              -            30
      Multi-family and commercial
      real estate . . . . . . . .           -              -            60
      Consumer  . . . . . . . . .           -              -            50
      Commercial business   . . .          80            480           320
                                      -------        -------       -------
                                           80            480           460
    Additions from business
    acquisitions:
      One- to four-family   . . .           -              -           469
      Multi-family and commercial
      real estate . . . . . . . .           -              -            49
                                      -------        -------       -------
                                            0              0           518
    Recoveries:
      One- to four-family                   -             40            14
      Consumer  . . . . . . . . .           -             21            12
      Commercial business   . . .           9              1            12
                                      -------        -------       -------
                                            9             62            38
    Charge-offs:
      One- to four-family   . . .         (97)           (29)          (40)
      Multi-family and commercial
      real estate . . . . . . . .           -              -          (841)
      Consumer  . . . . . . . . .          (1)            (8)          (32)
      Commercial business   . . .           -             (3)         (159)
                                      -------        -------       -------
                                          (98)           (40)       (1,072)
                                      -------        -------       -------
    Net recoveries (charge-offs)          (89)            22        (1,034)
                                      -------        -------       -------
    Balance at end of period  . .      $5,764         $5,773        $5,271
                                      =======        =======        ======
    Ratio of net charge-offs to
    average loans outstanding
    during the period (annualized)       0.06%         -0.00%         0.21%
                                      =======        =======        ======
    Allowance for losses on loans
    to non-performing loans at end
    of the period . . . . . . . .       175.6%         169.1%        219.0%
                                      =======        =======        ======
    Allowance for losses on loans
    to total loans at end of the
    period  . . . . . . . . . . .        1.01%          1.03%         1.03%
                                      =======        =======        ======

   While management believes that it uses the best information available to determine the allowance for losses on loans, unforeseen changes in market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance.


   Results of Operations - Comparison of the Three months Ended
   December 31, 1996 and 1995

   General

   Net income for the three months ended December 31, 1996 was $2.45 million compared to $2.28 million for the comparable 1995 quarter.

   Net Interest Income

   The following table presents certain information related to net interest income (dollars in thousands):

                                                        For the Three Months
                                                         Ended December 31
                                                        1996          1995
    Average interest-earning assets . . . . .         $977,136      $927,160
    Total interest income . . . . . . . . . .           19,151        18,398
    Average yield on interest-earning assets              7.84%         7.94%

    Average interest-bearing liabilities  . .         $918,558      $866,574
    Total interest expense  . . . . . . . . .           11,453        10,997
    Average rate on interest-bearing                      4.99%         5.08%
    liabilities . . . . . . . . . . . . . . .

    Average net earning assets  . . . . . . .          $58,578       $60,586
    Net interest income before provision for             7,698         7,401
    loan losses . . . . . . . . . . . . . . .
    Net interest rate spread  . . . . . . . .             2.85%         2.86%
    Net interest margin (net interest income
    divided by average interest-earning
    assets) . . . . . . . . . . . . . . . . .             3.15%         3.19%


   Net interest income before provision for loan losses was $7.70 million for the three months ended December 31, 1996, compared with $7.40 million for the comparable 1995 quarter, an increase of $300,000. This increase was primarily due to a $50.0 million increase in average interest-earning assets from the 1995 quarter to the 1996 quarter.

   The net interest rate spread decreased slightly from 2.86% for the 1995 quarter to 2.85% for the 1996 quarter. This represents the offsetting effects of (1) an increase in spread relating to the Company's strategy of increasing its commercial and consumer loans, which have higher margins than 1-4 family mortgage loans, and (2) a decrease in spread relating to greater competition for 1-4 family mortgage loans and deposit accounts. While commercial and consumer loans have higher interest rates than 1-4 family mortgage loans, they also have higher credit risk. While the Company's credit losses on these loans have been minimal in the past, there can be no assurance that such losses will remain minimal in the future.

   Provision for Losses on Loans

   The provision for losses on loans was $80,000 for the three months ended December 31, 1996 compared to $120,000 for the comparable 1995 quarter. Nonperforming loans decreased from $3.4 million as of September 30, 1996 to $3.3 million as of December 31, 1996.

   Non-interest Income

   Non-interest income decreased slightly to $2.07 million for the three months ended December 31, 1996 compared to $2.13 million for the comparable 1995 quarter. The largest increase was a $134,000 increase in service charges on deposit accounts relating to an increase in the number of checking accounts. The largest decrease was a decrease of $271,000 in gains on sale of securities available for sale. Non-interest income excluding gains on sales of securities increased 13% to $1.86 million for the 1996 quarter compared to $1.65 million for the 1995 quarter.

   Non-interest Expense

   Non-interest expense decreased slightly to $5.79 million for the three months ended December 31, 1996 compared to $5.83 million for the comparable 1995 quarter. The largest increase was a $267,000 increase (11%) in compensation and employee benefits relating to a general increase in the Company's business. The largest decrease was a $583,000 decrease (69%) in amortization of intangible assets based on the current amortization schedule. Non-interest expense excluding amortization of intangible assets increased 11% to $5.53 million for the 1996 quarter compared to $4.98 million for the 1995 quarter.

   Income Taxes

   The Company's effective income tax rate was 37.1% for the quarter ended December 31, 1996 compared to 36.4% for the quarter ended December 31, 1995.

                          Part II - Other Information

   Item 1     Legal Proceedings

      From time to time the Company (through the Bank) is a party to legal proceedings arising out of its lending activities and other operations. However, there are no pending legal proceedings to which the Bank is a party which, if determined adversely to the Bank, would have a material adverse effect on the consolidated financial position of the Company.

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

                               Advantage Bancorp, Inc.
                                   (registrant)

   Date: February 10, 1997       By: /s/ Paul P. Gergen
                                 Paul P. Gergen
                                 Chairman of the Board
                                 Chief Executive Officer

                                 By: /s/ John Stampfl
                                 John Stampfl
                                 Chief Financial Officer

                                  EXHIBIT INDEX

                             ADVANTAGE BANCORP, INC.
                                    FORM 10Q
                    Quarterly Period Ended December 31, 1996


   Exhibit No.    Exhibit
      27         Financial Data Schedule [Edgar version only]