Form 10-Q
period 1997-03-31
ADVANTAGE BANCORP INC
filed 1997-05-13
CIK 881892

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

             Quarterly Period Ended March 31, 1997
                                    or

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

   Yes    X             No

   The number of shares outstanding of the issuer's common stock, par value $.01 per share, was 3,231,583 at April 30, 1997.

                    ADVANTAGE BANCORP, INC. AND SUBSIDIARIES

                                    FORM 10-Q


   Part I.  Financial Information


    Item 1    Financial Statements (unaudited):

              Consolidated Statements of Financial Condition as
              of March 31, 1997 and September 30, 1996  . . . .        3

              Consolidated Statements of Income for the Three
              Months and Six Months ended March 31, 1997 and
              1996  . . . . . . . . . . . . . . . . . . . . . .        4

              Consolidated Statements of Cash Flows for the Six
              Months ended March 31, 1997 and 1996  . . . . . .        5

              Notes to Consolidated Financial Statements  . . .        7


              Management's Discussion and Analysis of Financial
    Item 2    Condition and Results of Operations . . . . . . .        9


    Part II.  Other Information

    Item 1    Legal Proceedings . . . . . . . . . . . . . . . .       14

    Item 2    Changes in Securities . . . . . . . . . . . . . .       14

    Item 3    Default Upon Senior Securities  . . . . . . . . .       14

    Item 4    Submission of Matters to a Vote of Security
              Holders . . . . . . . . . . . . . . . . . . . . .       14

    Item 5    Other Information . . . . . . . . . . . . . . . .       14

    Item 6    Exhibits and Reports on Form 8-K  . . . . . . . .       14
              Signature Page  . . . . . . . . . . . . . . . . .       15

                    ADVANTAGE BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (unaudited)
                                                March 31       September 30
    ASSETS                                        1997             1996

    Cash and cash equivalents (includes
     interest-earning deposits of
     $38,106,009, Mar. 31, 1997;
     $17,714,761 - Sept. 30, 1996)  . . . .    $ 52,222,397      $35,445,646
    Certificates of deposit (approximates
     market value)    . . . . . . . . . . .         508,443          611,067
    U.S. government and agency securities
     available for sale (at market value)        21,850,497       29,385,356
    Mortgage-backed securities available for
     sale (at market value)   . . . . . .       128,067,237      140,086,665
    Mortgage-backed securities held to
     maturity (market value of $9,730,648 -
     Mar. 31, 1997; $11,159,367 - Sept. 30,
     1996)  . . . . . . . . . . . . . . . .       9,684,856       11,011,238
    Mortgage-related securities available
     for sale (at market value)   . . . . .      14,476,645       15,226,120
    Mortgage-related securities held to
     maturity (market value of $176,846,000
     - Mar. 31,1997; $172,913,430 - Sept.
     30, 1996)  . . . . . . . . . . . . . .     175,570,788      171,470,022
    Marketable equity securities (at market
     value)   . . . . . . . . . . . . . . .       6,974,704        5,043,091
    Loans held for sale (at lower of cost or
     market)  . . . . . . . . . . . . . . .       2,688,926        3,056,000
    Loans receivable  . . . . . . . . . . .     564,605,168      559,725,640
    Foreclosed properties and properties
     subject to foreclosure   . . . . . . .       2,606,220        1,403,440
    Investments in and advances to
     unconsolidated partnerships    . . . .       7,260,994        7,397,416
    Office properties and equipment   . . .      12,732,345       12,531,601
    Federal Home Loan Bank stock - at cost        8,795,600        8,795,600
    Accrued interest on investments and
     mortgage-related securities  . . . . .       2,776,596        2,640,672
    Intangible assets . . . . . . . . . . .       6,377,107        6,902,259
    Deferred income tax . . . . . . . . . .       2,126,630        2,641,659
    Prepaid expenses and other assets . . .       2,113,811        3,012,020
                                              -------------     ------------
                                             $1,021,438,964   $1,016,385,512
                                              =============    =============

    LIABILITIES
    Deposits  . . . . . . . . . . . . . . .    $671,943,299     $680,850,865
    Notes payable to Federal Home Loan Bank 162,360,000 175,910,000 Securities sold under agreements to
     repurchase   . . . . . . . . . . . . .      81,077,898       48,355,457
    Advance payments by borrowers for taxes
     and insurance  . . . . . . . . . . . .       3,749,381        8,496,925
    Accrued interest on deposit accounts  .       2,746,380        3,711,995
    Accrued interest on notes payable and
     other borrowings   . . . . . . . . . .       2,873,277        1,377,204
    Other liabilities . . . . . . . . . . .       3,203,054        8,419,561
    Accrued income taxes  . . . . . . . . .       3,240,104          397,102
                                                -----------      -----------
        Total liabilities   . . . . . . . .     931,193,393      927,519,109

    STOCKHOLDERS' EQUITY
    Serial preferred stock, $.01 par value;
     authorized 5,000,000 shares; none
     outstanding  . . . . . . . . . . . .                  -               -
    Common stock, $.01 par value; authorized
     10,000,000 shares; issued 4,124,780
     shares; outstanding shares: 3,231,583
     - Mar. 31, 1997; 3,326,768 - Sept. 30,
     1996 . . . . . . . . . . . . . . . . .          33,000           33,000
    Additional paid-in capital  . . . . . .      37,751,499       37,751,499
    Loan to Employee Stock Ownership Plan .      (1,704,941)      (1,704,941)
    Unearned restricted stock awarded . . .        (791,277)        (894,777)
    Treasury stock, at cost (893,197 shares
     - Mar. 31, 1997;  798,102 shares -
     Sept. 30, 1996)  . . . . . . . . . . .     (21,385,840)     (17,627,105)
    Unrealized gain (loss) on securities
     available for sale - net   . . . . . .          94,487         (699,857)
    Retained earnings   . . . . . . . . . .      76,248,643       72,008,584
                                              -------------    -------------
        Total stockholders' equity  . . . .      90,245,571       88,866,403
                                              -------------    -------------
                                             $1,021,438,964   $1,016,385,512
                                              =============    =============


     See accompanying notes to unaudited consolidated financial statements.


                                              ADVANTAGE BANCORP, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF INCOME
                                                             (unaudited)
                                        Three Months Ended               Six Months Ended
                                             March 31,                       March 31,
                                        1997             1996           1997              1996

    Interest income:
     Interest on loans  . . . . .     $11,890,247    $11,030,701        23,937,695     22,120,280
     Interest on mortgage-related
       securities . . . . . . . .       5,935,140      6,117,318        12,044,996     12,420,746
     Interest and dividends on
       investment securities  . .         591,248        781,168         1,254,261      1,497,861
     Other interest income  . . .         374,121        220,429           704,513        508,684
                                       ----------     ----------        ----------     ----------
     Total interest income  . . .      18,790,756     18,149,616        37,941,465     36,547,571

    Interest expense:
     Interest on deposits   . . .       7,593,405      7,817,810        15,492,596     15,872,682
     Interest on notes payable
       and other borrowings . . .       3,693,885      2,971,395         7,247,418      5,913,460
                                       ----------     ----------        ----------     ----------
     Total interest expense   . .      11,287,290     10,789,205        22,740,014     21,786,142
                                       ----------     ----------        ----------     ----------
    Net interest income . . . . .       7,503,466      7,360,411        15,201,451     14,761,429
    Provision for losses on loans         100,000        120,000           180,000        240,000
                                       ----------     ----------        ----------     ----------
    Net interest income after
     provision for losses on
     loans  . . . . . . . . . . .       7,403,466      7,240,411        15,021,451     14,521,429

    Non-interest income:
     Loan fees and service
       charges  . . . . . . . . .         199,261        170,919           369,681        321,653
     Mortgage brokerage
     commissions  . . . . . . .           333,027        589,833           804,164      1,019,735
     Service charges on deposit
       accounts . . . . . . . . .         687,730        582,333         1,386,977      1,146,998
     Gain on sales of loans - net         185,109        359,362           388,800        614,840
     Gain on sale of securities
       available for sale . . . .          94,587              -           312,703        488,948
     Equity in net income of
       unconsolidated
       partnerships . . . . . . .          46,090         27,360            90,590         56,560
     Other  . . . . . . . . . . .         285,204        275,887           551,330        491,517
                                       ----------     ----------        ----------     ----------
     Total non-interest income  .       1,831,008      2,005,694         3,904,245      4,140,251

    Non-interest expenses:
     Compensation and employee
       benefits . . . . . . . . .       2,652,062      2,528,145         5,360,944      4,970,479
     Occupancy  . . . . . . . . .         807,206        681,387         1,621,874      1,385,497
     Data processing  . . . . . .         175,418        165,231           356,572        319,103
     Advertising  . . . . . . . .         113,190         88,982           323,798        222,083
     Federal deposit insurance
       premiums . . . . . . . . .         112,235        399,997           428,198        796,229
     Amortization of intangible
       assets . . . . . . . . . .         258,528        590,061           525,153      1,439,629
     Professional services  . . .          90,859        156,125           204,527        272,189
     Other  . . . . . . . . . . .       1,105,373      1,105,208         2,287,729      2,139,793
                                       ----------     ----------        ----------     ----------
     Total non-interest expenses        5,314,871      5,715,136        11,108,795     11,545,002
                                       ----------     ----------        ----------     ----------
    Income before income taxes  .       3,919,603      3,530,969         7,816,901      7,116,678
    Income taxes  . . . . . . . .       1,382,229      1,292,289         2,826,428      2,597,518
                                       ----------     ----------        ----------     ----------
    Net income  . . . . . . . . .      $2,537,374     $2,238,680        $4,990,473     $4,519,160
                                        =========      =========         =========      =========

    Earnings per share  . . . . .           $0.73          $0.60             $1.44          $1.22
                                            =====          =====             =====          =====


     See accompanying notes to unaudited consolidated financial statements.

                    ADVANTAGE BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                  Six Months Ended March 31
                                                     1997             1996
    Operating activities:

    Net income  . . . . . . . . . . . . . .        $4,990,473     $4,519,160
     Provision for losses on loans  . . . .           180,000        240,000
     Provision for depreciation   . . . . .           676,140        503,322
     Amortization of intangible assets  . .           525,153      1,439,629
     Equity in net income of
       unconsolidated partnerships  . . . .           (90,590)       (56,560)
     Net amortization of mortgage-related
       securities discounts and premiums  .          (338,503)      (428,011)
     Decrease in deferred income tax
       liability  . . . . . . . . . . . . .                -        (114,816)
     Increase (decrease) in accrued income
       taxes  . . . . . . . . . . . . . . .         2,843,002     (1,735,923)
     Decrease (increase) in interest
       receivable . . . . . . . . . . . . .          (159,629)      (173,459)
     Decrease in accrued FDIC SAIF special
       assessment . . . . . . . . . . . . .        (4,434,589)            -
     Decrease (increase) in interest
       payable  . . . . . . . . . . . . . .           530,458       (826,029)
     Loans originated for sale  . . . . . .       (19,900,088)   (36,321,922)
     Proceeds from sales of loans   . . . .        20,267,162     34,731,922
     Amortization of cost of restricted
       stock benefit plan . . . . . . . . .           103,500         90,000
     Other  . . . . . . . . . . . . . . . .          (555,737)     (784,697)
                                                   ----------     ----------
    Net cash provided by operating
     activities   . . . . . . . . . . . . .         4,636,752      1,082,616
    Investing activities:
     Proceeds from maturities of
       certificates of deposit  . . . . . .           102,706        198,000
     Proceeds from sales and maturities of
       U.S. government and agency
       securities available for sale  . . .         7,500,000      5,500,000
     Proceeds from sales of marketable
       equity securities  . . . . . . . . .           606,783      1,135,525
     Proceeds from sale of FHLB stock   . .                  -     1,478,810
     Purchases of certificates of deposit                    -      (500,779)
     Purchases of  U.S. agency securities
       available for sale . . . . . . . . .                  -    (7,000,000)
     Purchases of mortgage-related
       securities held to maturity  . . . .       (13,984,653)   (16,628,437)
     Principal repayments on mortgage-
       related securities held to maturity
                                                   10,169,892      8,989,619
     Principal repayments on mortgage-
       backed securities held to maturity .         1,464,242      2,030,564
     Loan principal repayments  . . . . . .       111,729,975    104,853,581
     Loans originated   . . . . . . . . . .      (117,776,871)  (111,913,290)
     Purchases of marketable equity
       securities . . . . . . . . . . . . .        (1,721,393)    (1,956,017)
     Principal repayments on mortgage-
       backed securities available for sale        12,598,961     17,466,633
     Principal repayments on mortgage-
       related securities available for
       sale . . . . . . . . . . . . . . . .           611,809        788,525
     Proceeds from sale of foreclosed
       properties . . . . . . . . . . . . .           479,938        358,785
     Principal repayments on loans to
       unconsolidated partnership . . . . .           120,049         87,360
     Cash distributions from
       unconsolidated partnerships  . . . .           107,263        100,000
     Additions to office properties and
       equipment  . . . . . . . . . . . . .          (876,884)    (1,165,877)
                                                 ------------    -----------
    Net cash provided by investing
     activities   . . . . . . . . . . . . .        11,131,817      3,823,002

    Financing activities:
     Net increase (decrease) in deposits  .        (8,907,566)     1,715,794
     Proceeds from notes payable to the
       Federal Home Loan Bank . . . . . . .        37,000,000     34,000,000
     Repayment of notes payable to the
       Federal Home Loan Bank . . . . . . .       (50,550,000)   (33,100,000)
     Net increase in securities sold under
       agreements to  repurchase  . . . . .        32,722,441     10,873,970
     Net decrease in advance payments by
       borrowers for taxes and insurance  .        (4,747,544)    (6,438,529)

     Purchases of treasury stock  . . . . .        (4,185,066)    (1,075,155)
     Dividends paid   . . . . . . . . . . .          (589,687)      (499,131)
     Proceeds from exercise of stock
       options  . . . . . . . . . . . . . .           265,604        118,665
                                                  -----------     ----------
    Net cash provided by financing
     activities   . . . . . . . . . . . . .         1,008,182       5,595,614
                                                  -----------     ----------
    Increase in cash and cash equivalents .        16,776,751      10,501,232
    Cash and cash equivalents:
     At beginning of period   . . . . . . .        35,445,646     32,510,205
                                                   ----------     ----------
     At end of period   . . . . . . . . . .       $52,222,397    $43,011,437
                                                   ==========     ==========
    Supplemental disclosures of cash flow
     information:
     Interest paid (including amounts
       credited to deposits)  . . . . . . .      $ 22,209,556    $ 22,612,171
     Income taxes paid (refunded)   . . . .           (16,574)      4,448,258

    Supplemental schedule of noncash
     investing activities:
     Loans receivable transferred to
       foreclosed properties  . . . . . . .         1,682,718         685,830



     See accompanying notes to unaudited consolidated financial statements.

                    ADVANTAGE BANCORP, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                         Six Months Ended March 31, 1997

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

   The results of operations and other data for the six months ended March 31, 1997 are not necessarily indicative of results that may be expected for the entire fiscal year ending September 30, 1997.

   The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Advantage Bank, FSB (the "Bank"), and the Bank's wholly-owned subsidiaries, Advantage Financial Center, Inc., Advantage Real Estate Services, Inc., Advantage Investments, Inc., Advantage Financial Services and Insurance, Inc., and Amity Service Corporation. As of October 31, 1996, Advantage Financial Center, Inc. was liquidated and dissolved and its mortgage brokerage business is now conducted as a division of the Bank. All material intercompany accounts and transactions have been eliminated in consolidation.


   (2) Earnings Per Share Information

   Earnings per share of common stock have been computed based on the consolidated net income and weighted average shares of outstanding stock of the Company.
                                            Six Months Ended March 31
                                              1997            1996

    Net income  . . . . . . . . . . . .    $ 4,990,473      $4,519,160
                                            ==========       =========
    Weighted average shares
     outstanding  . . . . . . . . . . .      3,269,989       3,468,514
    Net effect of dilutive stock options
     based on the treasury stock method
     using average market price   . . .        207,309         228,258
                                             ---------       ---------
    Total weighted average common shares
     and equivalents  . . . . . . . . .      3,477,298       3,696,772
                                             =========       =========
    Earnings per share (primary)  . . .          $1.44           $1.22
                                                  ====            ====
    Weighted average shares
     outstanding  . . . . . . . . . . .      3,269,989       3,468,514
    Net effect of dilutive stock options
     based on the treasury stock method
     using quarter-end market price   .        216,476         232,504
                                             ---------       ---------
    Total outstanding shares for fully
     diluted purposes   . . . . . . . .      3,486,465       3,701,018
                                             =========       =========
    Earnings per share (fully diluted)           $1.43           $1.22
                                                 =====           =====

   Statement of Financial Accounting Standard No. 128, Earnings Per Share, was issued in February 1997 and will be effective for interim and annual periods ending after December 15, 1997. Statement No. 128 replaces the presentation of primary earnings per share ("EPS") with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Basic EPS will typically be higher than primary EPS. Statement No. 128 also requires presentation of diluted EPS which is computed similarly to fully diluted EPS under existing accounting rules.

   EPS computed under Statement No. 128 would be reported as follows:

                            Three Months Ended          Six Months Ended
                                 March 31,                  March 31,
                            1997           1996         1997        1996

    Basic earnings per      $0.78         $0.64        $1.53        $1.30
     share
    Diluted earnings        $0.73         $0.60        $1.43        $1.22
     per share


   (3) Commitments and Contingencies

   Commitments to originate mortgage loans of $7.6 million at March 31, 1997 represent amounts which the Bank plans to fund within the normal commitment period of thirty to ninety days. Commitments to sell fixed-rate mortgage loans were $1.3 million as of March 31, 1997. The Bank had unissued credit under existing home equity line-of-credit loans and commercial line-of-credit loans of $28.8 million and $25.8 million, respectively, as of March 31, 1997.

   (4)  Stockholders' Equity

   Under federal law and regulations, the Bank is required to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets and investments in and advances to "nonincludable" subsidiaries and joint ventures. Core capital generally consists of tangible capital plus qualifying intangible assets. The risk-based capital requirements address credit risk related to both recorded assets and off-balance sheet commitments and obligations. Risk-weighted assets, for regulatory measurement purposes, at March 31, 1997, totaled $473,554,000.

     The following table summarizes the Bank's capital amounts and capital ratios, and the capital ratios required by federal law and regulations at March 31, 1997 (dollars in thousands):

                           Actual      Required                    Actual         Required
                           Amount       Amount       Excess         Ratio          Ratio         Excess

    Tangible capital       $64,320      $15,022      $49,298        6.37%          1.50%           4.87%
    Core capital            64,320       30,044       34,276        6.37           3.00            3.37
    Risk-based capital      70,116       37,884       32,232       14.81           8.00            6.81



   The Bank's regulatory capital as of March 31, 1997 was as follows (in thousands):

                                            Tangible      Core    Risk-Based
                                            Capital     Capital     Capital
    Total consolidated stockholders'
      equity  . . . . . . . . . . . . . .    $90,246     $90,246     $90,246
    Add unrealized loss on securities
      available for sale (Bank only)  . .        536         536         536
    Less parent company stockholders'
      equity not includable in regulatory
      capital   . . . . . . . . . . . . .    (22,256)    (22,256)    (22,256)
    Loan loss allowances (limited to 1%
      of loans)   . . . . . . . . . . . .          -           -       5,796
    Nonallowable intangibles  . . . . . .     (6,572)     (6,572)     (6,572)
    Income tax effect of intangibles  . .      2,366       2,366       2,366
                                              ------      ------      ------
      Regulatory capital  . . . . . . . .    $64,320     $64,320     $70,116
                                              ======      ======      ======


   (5) Reclassifications

   Certain amounts in the prior year consolidated financial statements have been reclassified to conform with the fiscal 1997 presentation.

   (6)  Dividends

   On April 25, 1997, the Company declared a $0.10 per share cash dividend on the Company's common stock payable May 22, 1997 to shareholders of record on May 8, 1997.

                    ADVANTAGE BANCORP, INC. AND SUBSIDIARIES

   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

   General

   The Company's only active business is the business of the Bank. The Bank's principal business is attracting retail deposits from the general public and using such deposits to originate residential loans in its primary market area. The Bank also originates commercial real estate, multi-family, construction, consumer and commercial business loans. In addition, the Bank also invests in mortgage-related securities, investment securities, certificates of deposit, short-term liquid assets and real estate. Finally, the Bank offers, on an agency basis, certain securities brokerage services and insurance products to its customers. The Bank operates out of 15 locations. It has seven full service offices located in Kenosha, Wisconsin and full service branch offices located in Lake Geneva, Paddock Lake, and Racine, Wisconsin; and Burbank, Waukegan, North Chicago, Tinley Park and Zion, Illinois. The Bank also operates loan origination facilities in Kenosha, Racine and Wauwatosa, Wisconsin and Grayslake and Naperville, Illinois. The Bank owns four service corporations, Advantage Real Estate Services, Inc., which owns interests in three real estate partnerships, Advantage Investments, Inc., which invests in mortgage-related securities, Advantage Financial Services and Insurance, Inc., which is engaged in the business of selling non-insured investments and insurance and providing financial planning, and Amity Service Corporation, which formerly operated an insurance agency and is now inactive. Deposits of the Bank are insured up to the maximum allowable amount by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is subject to regulation by the Office of Thrift Supervision ("OTS") and the FDIC.

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

   Liquidity and Capital Resources

   The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term investments. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. Cash and cash equivalents totalled $52.2 million and $43.0 million as of March 31, 1997 and 1996, respectively.

   The Company's primary sources of funds are deposits, proceeds from principal and interest payments on loans and mortgage-related securities, notes payable to Federal Home Loan Bank of Chicago ("FHLB") and reverse repurchase agreements. While maturities and scheduled amortization of loans and mortgage-related securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

   The primary investing activity of the Company is the origination of mortgage and other loans. During the six months ended March 31, 1997 and 1996, the Company originated and purchased loans (including loans originated for sale) in the amounts of $137.7 million and $148.2 million, respectively. Other investing activities include the purchase of mortgage-related securities (including securities available for sale) which totalled $14.0 million and $16.6 million for the six months ended March 31, 1997 and 1996, respectively.

   During the six months ended March 31, 1997 and 1996, these activities were funded primarily by (1) principal repayments on loans and mortgage-related securities totalling $136.7 million and $134.2 million, respectively, (2) proceeds from sales of loans of $20.3 million and $34.7 million, respectively, and (3) net proceeds from borrowings under repurchase agreements of $32.7 million and $10.9 million, respectively. These items were partially offset by net repayments of notes payable to the FHLB during the six months ended March 31, 1997 of $13.6 million. Borrowings under repurchase agreements increased during the 1997 period due to new repurchase agreements with local customers which provide more favorable terms relative to other funding sources.

   The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The current required ratio is 5.0%. The Bank's liquidity ratio was 10.7% for the month of March 1997. Excess funds are generally invested in short-term investments such as federal funds. In the event that the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of FHLB advances, repurchase agreements, and brokered deposits.

   As of March 31, 1997, the Bank's capital exceeded all capital requirements of the OTS as mandated by federal law and regulations. See Note 4 of the Notes to Unaudited Consolidated Financial Statements.

   Changes in Financial Condition

   Total assets increased $5.0 million from $1.016 billion at September 30, 1996 to $1.021 billion at March 31, 1997.

   Loans receivable increased $4.9 million from $559.7 million as of September 30, 1996 to $564.6 million as of March 31, 1997.

   Mortgage-related securities decreased $10.0 million from $337.8 million as of September 30, 1996 to $327.8 million at March 31, 1997. This decrease was due to the Bank's strategy of investing most of the funds received from principal repayments on mortgage-related securities in loans receivable since loans generally have higher yields than mortgage-related securities.

   Deposits decreased $9.0 million from $680.9 million at September 30, 1996 to $671.9 million at March 31, 1997. This decrease relates primarily to a decrease in brokered deposits from $89.3 million as of September 30.1996 to $82.3 million as of March 31, 1997.

   Notes payable to the FHLB decreased $13.5 million from $175.9 million as of September 30, 1996 to $162.4 million as of March 31, 1997. This decrease was more than offset by a $32.7 million increase in securities sold under agreement to repurchase during the same period.

   Stockholders' equity increased from $88.9 million as of September 30, 1996 to $90.2 million as of March 31, 1997. Stockholders' equity was increased by: (1) net income of $5.0 million, and (2) an increase of $794,000 in the unrealized gain (net of income tax effect) relating to securities available for sale. Stockholders' equity was reduced by: (1) the open market repurchase of $4.2 million of the Company's common stock, and (2) the payment of $590,000 in cash dividends.

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

                                    Mar. 31     Dec. 31    Sept. 30     June 30     Mar. 31
                                       1997        1996        1996        1996        1996

    Nonperforming loans:
      One- to four-family   . .      $2,463      $1,851        $666      $1,959        $948
      Commercial real estate  .         469       1,138         616       1,393       2,094
      Construction and land               -           -       1,774           -          72
      Commercial business   . .          23          23         274          42          89
      Consumer and other  . . .         121         271          84         102          72
                                      -----       -----       -----       -----       -----
    Total non-performing loans
                                     $3,076      $3,283      $3,414      $3,496      $3,275
                                      =====       =====       =====       =====       =====
    Foreclosed properties:
      One-to four-family  . . .      $1,771      $1,452        $894      $1,165      $1,568
      Commercial real estate  .         835         971         534         534         558
      Construction and land   .           -           -           -         280         280
                                      -----       -----       -----       -----       -----
      Total foreclosed
         properties . . . . . .      $2,606      $2,423      $1,428      $1,979      $2,406
                                      =====       =====       =====       =====       =====
    Total non-performing
      assets  . . . . . . . . .      $5,682      $5,706      $4,842      $5,475      $5,681
                                      =====       =====       =====       =====       =====
    Non-performing loans to
      total loans   . . . . . .       0.54%       0.57%       0.61%       0.64%       0.62%
                                      =====       =====       =====       =====       =====

    Non-performing assets to
      total assets  . . . . . .       0.56%       0.55%       0.48%       0.55%       0.58%
                                      =====       =====       =====       =====       =====

   Allowance for Losses on Loans

   The following table sets forth an analysis of the Company's allowance for losses on loans (dollars in thousands):

                                     Six Months      Year         Year
                                        Ended        Ended        Ended
                                       Mar. 31,     Sept. 30,    Sept. 30,
                                        1997         1996          1995

    Balance at beginning of period
                                        $5,773      $ 5,271        $ 5,327
    Additions charged to
      operations:
      One- to four-family   . . .           -            -              30
      Multi-family and commercial
         real estate  . . . . . .           -            -              60
      Consumer  . . . . . . . . .           -            -              50
      Commercial business   . . .          180          480            320
                                       -------      -------       --------
                                           180          480            460
    Additions from business
      acquisitions:
      One- to four-family   . . .           -            -             469
      Multi-family and commercial
         real estate  . . . . . .           -            -              49
                                       -------      -------       --------
                                             0            0            518
    Recoveries:
      One- to four-family                   26           40             14
      Consumer  . . . . . . . . .           -            21             12
      Commercial business   . . .           22            1             12
                                       -------      -------       --------
                                            48           62             38
    Charge-offs:
      One- to four-family   . . .         (123)         (29)           (40)
      Multi-family and commercial
         real estate  . . . . . .           -            -            (841)
      Consumer  . . . . . . . . .          (67)          (8)           (32)
      Commercial business   . . .           -            (3)          (159)
                                       -------      -------       --------
                                          (190)         (40)        (1,072)
                                       -------      -------       --------
    Net recoveries (charge-offs)          (142)          22         (1,034)
                                       -------      -------       --------
    Balance at end of period  . .       $5,811       $5,773         $5,271
                                        ======       ======         ======

    Ratio of net charge-offs to
      average loans outstanding
      during the period
      (annualized)  . . . . . . .         0.05%        0.00%          0.21%
                                        ======       ======          =====

    Allowance for losses on loans
      to non-performing loans at
      end of the period   . . . .        188.9%       169.1%         219.0%
                                        ======       ======         ======

    Allowance for losses on loans
      to total loans at end of the
      period  . . . . . . . . . .         1.02%        1.03%          1.03%
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


      Results of Operations - Comparison of the Three months Ended March 31,
         1997 and 1996

   General

   Net income for the three months ended March 31, 1997 increased 13.3% to $2.5 million from $2.2 million for the comparable 1996 quarter.

   Net Interest Income

   The following table presents certain information related to net interest income (dollars in thousands):

                                                    For the Three Months
                                                        Ended March 31
                                                       1997           1996

    Average interest-earning assets . . . .         $969,018      $ 922,652
    Total interest income . . . . . . . . .           18,790         18,150
    Average yield on interest-earning
      assets  . . . . . . . . . . . . . . .            7.76%          7.87%

    Average interest-bearing liabilities  .         $909,548      $ 861,980
    Total interest expense  . . . . . . . .           11,287         10,789
    Average rate on interest-bearing
      liabilities   . . . . . . . . . . . .            4.96%          5.01%

    Average net earning assets  . . . . . .          $59,470        $60,672
    Net interest income before provision
      for loan losses   . . . . . . . . . .            7,503          7,361
    Net interest rate spread  . . . . . . .            2.79%          2.86%
    Net interest margin (net interest
      income divided by average interest-
      earning assets)   . . . . . . . . . .            3.10%          3.19%


   Net interest income before provision for loan losses was $7.5 million for the three months ended March 31, 1997, compared with $7.4 million for the comparable 1996 quarter, an increase of $100,000. This increase was primarily due to a $46.4 million increase in average interest-earning assets which includes a $49.3 million increase in average loans receivable. This increase was partially offset by a $12.7 million reduction in average mortgage-related securities.

   The net interest rate margin decreased from 3.19% for the 1996 quarter to 3.10% for the 1997 quarter. This decrease was primarily due to an increase in competition for loans and deposits. This decrease could continue in the future but it is the Company's strategy to maintain its interest rate margin by increasing its higher-yielding commercial and consumer loans and decreasing its mortgage-related securities. While commercial and consumer loans earn higher yields than mortgage-related securities, they also have higher credit risk. While the Company's credit losses on these loans have been minimal in the past, there can be no assurance that such losses will remain minimal in the future.

   Provision for Losses on Loans

   The provision for losses on loans was $100,000 for the three months ended March 31, 1997 compared to $120,000 for the comparable 1996 quarter. The Company's ratio of allowance for losses on loans to nonperforming loans increased to 188.9% as of March 31, 1997 compared to 168.04% as of March 31, 1996.

   Non-interest Income

   Non-interest income decreased to $1.8 million for the three months ended March 31, 1997 compared to $2.0 million for the comparable 1996 quarter. This decrease was due to a 44% decrease in mortgage brokerage commissions and a 49% decrease in gains on sales of loans, both relating to higher market interest rates during fiscal 1997 which have decreased mortgage origination volume nationwide. Excluding the aforementioned items which decreased, the other categories of noninterest income increased by 24%. Service charges on deposit accounts, which is the largest category of noninterest income, increased 18% from $582,000 in the 1996 quarter to $688,000 in the 1997 quarter.

   Non-interest Expense

   Non-interest expenses decreased to $5.3 million for the 1997 quarter compared to $5.7 million for the 1996 quarter. This decrease was due to a $332,000 reduction in amortization of intangible assets and a $288,000 reduction in FDIC premiums relating to a decrease in the FDIC premium rate from 0.23% to 0.065% as of January 1, 1997. Without giving effect to these two items, noninterest expenses increased by 5% primarily due to increased salary and benefits expenses relating to growth in the Company's business and increased occupancy expenses relating to the lease of new corporate office space for administrative departments beginning in March 1996.

   Income Taxes

   The Company's effective income tax rate was 35.3% for the quarter ended March 31, 1997 compared to 36.6% for the quarter ended March 31, 1996.

      Results of Operations - Comparison of the Six months Ended March 31, 1997 and 1996

   General

   Net income for the six months ended March 31, 1997 was $5.0 million compared to $4.5 million for the comparable 1996 period.

   Net Interest Income

   The following table presents certain information related to net interest income (dollars in thousands):

                                                    For the Six Months
                                                       Ended March 31
                                                        1997            1996
    Average interest-earning assets . . . . .        $973,077       $ 924,906
    Total interest income . . . . . . . . . .          37,941          36,548
    Average yield on interest-earning
      assets  . . . . . . . . . . . . . . . .           7.80%           7.90%

    Average interest-bearing
      liabilities   . . . . . . . . . . . . .        $914,053       $ 864,277
    Total interest expense  . . . . . . . . .          22,740          21,786
    Average rate on interest-bearing
      liabilities   . . . . . . . . . . . . .           4.98%           5.04%

    Average net earning assets  . . . . . . .         $59,024         $60,629
    Net interest income before provision
      for loan losses   . . . . . . . . . . .          15,201          14,762
    Net interest rate spread  . . . . . . . .           2.82%           2.86%
    Net interest margin (net interest
      income divided by average
      interest-earning assets)  . . . . . . .           3.12%           3.19%


   Net interest income before provision for loan losses was $15.2 million for the six months ended March 31, 1997, compared with $14.8 million for the comparable 1996 quarter, an increase of $400,000. This increase was primarily due to a $48.2 million increase in average interest-earning assets which includes a $52.7 million increase in average loans receivable. This increase was partially offset by a $13.3 million reduction in average mortgage-related securities.

   The net interest rate margin decreased from 3.19% for the 1996 period to 3.12% for the 1997 period. This decrease was primarily due to an increase in competition for loans and deposits. This decrease could continue in the future but it is the Company's strategy to maintain its interest rate margin by increasing its higher-yielding commercial and consumer loans and decreasing its mortgage-related securities. While commercial and consumer loans have higher yields than mortgage-related securities, they also have higher credit risk. While the Company's credit losses on these loans have been minimal in the past, there can be no assurance that such losses will remain minimal in the future.

   Provision for Losses on Loans

   The provision for losses on loans was $180,000 for the six months ended March 31, 1997 compared to $240,000 for the comparable 1996 period.

   Non-interest Income

   Non-interest income decreased to $3.9 million for the six months ended March 31, 1997 compared to $4.1 million for the comparable 1996 period. This decrease was primarily due to a 21% decrease in mortgage brokerage commissions and a 37% decrease in gains on sales of loans, both relating to higher market interest rates during fiscal 1997 which have decreased mortgage origination volume nationwide. This decrease is also attributable to a 36% decrease in gains on sales of securities available for sale. Excluding the aforementioned items which decreased, the other categories of noninterest income increased by 19%. Service charges on deposit accounts, which is the largest category of noninterest income, increased 21% from $1.1 million in the 1996 period to $1.4 million in the 1997 period.

   Non-interest Expense

   Non-interest expenses decreased to $11.1 million for the six months ended March 31, 1997 compared to $11.5 million for the comparable 1996 period. This decrease was due to a $914,000 reduction in amortization of intangible assets and a $368,000 reduction in FDIC premiums relating to a decrease in the FDIC premium rate from 0.23% to 0.065% as of January 1, 1997. Without giving effect to these two items, noninterest expenses increased by 9% primarily due to increased salary and benefits expenses relating to growth in the Company's business and increased occupancy expenses relating to the lease of new corporate office space for administrative departments beginning in March 1996.

   Income Taxes

   The Company's effective income tax rate was 36.2% for the period ended March 31, 1997 compared to 36.5% for the period ended March 31, 1996.


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

   Item 4     Submission of Matters to a Vote of Security Holders

      The Company held its fifth annual Shareholders' Meeting on January 30, 1997. At the meeting, Paul Gergen and Eugene Snarski were elected as directors of the Company for terms expiring in the year 2000.

                                                  Shares with respect to
                                                    which Authority to
           Name of Nominee      Shares Voted For     Vote was Withheld

           Paul Gergen             2,836,630              26,999
           Eugene Snarski          2,839,572              24,057

      The following table sets forth the other directors of the Company whose terms of office continued after the annual meeting:


                                      Year in Which
           Name of Director            Term Expires

           Ben-Ami Chemerow                1998
           Dennis Troha                    1998
           Rita Petretti                   1999
           Michael Wells                   1999

   No other matters were voted upon at the 1997 annual meeting.

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


                                           Advantage Bancorp, Inc.
                                                (registrant)



   Date: May 8, 1997                       By:  \s\ Paul P. Gergen
                                              Paul P. Gergen
                                              Chairman of the Board
                                              Chief Executive Officer

                                           By:  \s\  John Stampfl
                                              John Stampfl
                                              Chief Financial Officer

                                  EXHIBIT INDEX

                             ADVANTAGE BANCORP, INC.
                                    FORM 10Q
                      Quarterly Period Ended March 31, 1997


   Exhibit No.    Exhibit

      27        Financial Data Schedule [Edgar version only]