Form 10-Q
period 1997-06-30
ADVANTAGE BANCORP INC
filed 1997-08-12
CIK 881892

SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

        Quarterly Period Ended June 30, 1997

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

   The number of shares outstanding of the issuer's common stock, par value $.01 per share, was 3,233,747 at July 25, 1997.

                  ADVANTAGE  BANCORP,  INC.  AND  SUBSIDIARIES
                                    FORM 10-Q

   Part I.  Financial Information

    Item 1    Financial Statements (unaudited):

              Consolidated Statements of Financial Condition as
              of June 30, 1997 and September 30, 1996 . . . . .        3

              Consolidated Statements of Income for the Three
              Months and Nine Months ended June 30, 1997 and
              1996  . . . . . . . . . . . . . . . . . . . . . .        4

              Consolidated Statements of Cash Flows for the Nine
              Months ended June 30, 1997 and 1996   . . . . . .        5

              Notes to Consolidated Financial Statements  . . .        7


    Item 2    Management's Discussion and Analysis of Financial
              Condition and Results of Operations  . . . . . . .       9

    Item 3    Quantitative and Qualitative Disclosures About
              Market Risk . . . . . . . . . . . . . . . . . . .       14

    Part II.  Other Information

    Item 1    Legal Proceedings . . . . . . . . . . . . . . . .       14

    Item 2    Changes in Securities . . . . . . . . . . . . . .       14

    Item 3    Default Upon Senior Securities  . . . . . . . . .       14

    Item 4    Submission of Matters to a Vote of Security
              Holders . . . . . . . . . . . . . . . . . . . . .       14

    Item 5    Other Information . . . . . . . . . . . . . . . .       14

    Item 6    Exhibits and Reports on Form 8-K  . . . . . . . .       14

              Signature Page  . . . . . . . . . . . . . . . . .       14

                   ADVANTAGE BANCORP, INC.  AND  SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (unaudited)

                                               June 30          September 30
   ASSETS                                        1997               1996


   Cash and cash equivalents (includes
     interest-earning deposits of
     $8,305,808 - Jun. 30, 1997;
     $17,714,761 - Sept. 30, 1996) . . . .    $ 23,606,436       $35,445,646
   Certificates of deposit (approximates
     market value) . . . . . . . . . . . .         508,619           611,067
   U.S. government and agency securities
     available for sale (at market value)       20,923,157        29,385,356
   Mortgage-backed securities available
     for sale (at market value)  . . . . .     123,154,974       140,086,665
   Mortgage-backed securities held to
     maturity (market value of $8,998,592
     - Jun. 30, 1997; $11,159,367 -
     Sept. 30, 1996) . . . . . . . . . . .       8,932,403        11,011,238
   Mortgage-related securities available
     for sale (at market value)  . . . . .      14,146,411        15,226,120
   Mortgage-related securities held to
     maturity (market value of $210,415,668
     - Jun. 30,1997; $172,913,430 -
     Sept. 30, 1996) . . . . . . . . . . .     208,322,287       171,470,022
   Marketable equity securities
     (at market value) . . . . . . . . . .       8,065,289         5,043,091
   Loans held for sale (at lower of cost
     or market)  . . . . . . . . . . . . .       2,878,467         3,056,000
   Loans receivable  . . . . . . . . . . .     565,075,951       559,725,640
   Foreclosed properties and properties
     subject to foreclosure  . . . . . . .       2,555,185         1,403,440
   Investments in and advances to
     unconsolidated partnerships   . . . .       7,229,803         7,397,416
   Office properties and equipment . . . .      12,964,665        12,531,601
   Federal Home Loan Bank stock at cost  .       8,618,000         8,795,600
   Accrued interest on investments and
     mortgage-related securities . . . . .       3,002,800         2,640,672
   Intangible assets . . . . . . . . . . .       6,118,579         6,902,259
   Deferred income tax . . . . . . . . . .       1,419,349         2,641,659
   Prepaid expenses and other assets . . .       1,987,933         3,012,020
                                            --------------     -------------
                                            $1,019,510,308    $1,016,385,512
                                            ==============     =============

   LIABILITIES
   Deposits  . . . . . . . . . . . . . . .    $655,915,894      $680,850,865
   Notes payable to Federal Home
     Loan Bank   . . . . . . . . . . . . .     172,360,000       175,910,000
   Securities sold under agreements
     to repurchase . . . . . . . . . . . .      77,398,358        48,355,457
   Advance payments by borrowers for
     taxes and insurance . . . . . . . . .       5,973,606         8,496,925
   Accrued interest on deposit accounts  .       2,636,169         3,711,995
   Accrued interest on notes payable and
     other borrowings  . . . . . . . . . .       3,851,988         1,377,204
   Other liabilities . . . . . . . . . . .       3,226,110         8,419,561
   Accrued income taxes  . . . . . . . . .       4,201,169           397,102
                                              ------------      ------------
         Total liabilities . . . . . . . .     925,563,294       927,519,109

   STOCKHOLDERS' EQUITY  . . . . . . . . .
   Serial preferred stock, $.01 par value;
     authorized 5,000,000 shares;
     none outstanding  . . . . . . . . . .               -                 -
   Common stock, $.01 par value;
     authorized 10,000,000 shares; issued
     4,124,780 shares; outstanding shares:
     3,233,747 - Jun. 30, 1997;
     3,326,768 - Sept. 30, 1996  . . . . .          33,000            33,000
   Additional paid-in capital  . . . . . .      37,751,499        37,751,499
   Loan to Employee Stock Ownership
     Plan  . . . . . . . . . . . . . . . .      (1,704,941)       (1,704,941)
   Unearned restricted stock awarded . . .        (738,777)         (894,777)
   Treasury stock, at cost (891,033
     shares - Jun. 30, 1997;
     798,102 shares - Sept. 30, 1996)  . .     (21,352,003)      (17,627,105)
   Unrealized gain (loss) on securities
     available for sale - net  . . . . . .       1,240,324          (699,857)
   Retained earnings   . . . . . . . . . .      78,717,912        72,008,584
                                            --------------    --------------
         Total stockholders' equity  . . .      93,947,014        88,866,403
                                            --------------    --------------
                                            $1,019,510,308    $1,016,385,512
                                            ==============    ==============

     See accompanying notes to unaudited consolidated financial statements.



                                              ADVANTAGE BANCORP, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF INCOME
                                                             (unaudited)

                                                 Three Months Ended                     Nine Months Ended
                                                     June 30,                                June 30,
                                                  1997              1996             1997                1996

   Interest income:
     Interest on loans . . . . . . . . .       $12,140,266      $11,265,693       36,077,961         33,385,973
     Interest on mortgage-related
       securities  . . . . . . . . . . .         6,074,313        6,158,392       18,119,309         18,579,138
     Interest and dividends on investment
       securities  . . . . . . . . . . .           562,277          706,660        1,816,538          2,204,521
     Other interest income . . . . . . .           406,847          249,626        1,111,360            758,310
                                               -----------       ----------       ----------         ----------
     Total interest income . . . . . . .        19,183,703       18,380,371       57,125,168         54,927,942

   Interest expense:
     Interest on deposits  . . . . . . .         7,439,671        7,897,784       22,932,267         23,770,466
     Interest on notes payable and
       other borrowings  . . . . . . . .         3,946,171        2,899,410       11,193,589          8,812,870
                                               -----------       ----------      -----------        -----------
     Total interest expense  . . . . . .        11,385,842       10,797,194       34,125,856         32,583,336
                                               -----------       ----------      -----------        -----------
   Net interest income . . . . . . . . .         7,797,861        7,583,177       22,999,312         22,344,606
   Provision for losses on loans . . . .            90,000          100,000          270,000            340,000
                                                ----------       ----------      -----------        -----------
   Net interest income after provision
     for losses on loans . . . . . . . .         7,707,861        7,483,177       22,729,312         22,004,606

   Non-interest income:
     Loan fees and service charges . . .           202,816          174,224          572,497            495,877
     Mortgage brokerage commissions  . .           424,125          529,245        1,228,289          1,548,980
     Service charges on deposit accounts           687,341          666,787        2,074,318          1,813,785
     Gain on sales of loans net  . . . .           178,725          117,656          591,065            594,663
     Gain on sale of securities available
       for sale  . . . . . . . . . . . .           278,362          105,715          567,525            732,496
     Equity in net income of unconsolidated
       partnerships  . . . . . . . . . .            43,400            2,521          133,990             59,081
     Other . . . . . . . . . . . . . . .           291,341          286,132          842,671            777,649
                                                ----------      -----------      -----------        -----------
     Total non-interest income . . . . .         2,106,110        1,882,280        6,010,355          6,022,531

   Non-interest expenses:
     Compensation and employee benefits          2,705,401        2,497,473        8,066,345          7,467,952
     Occupancy . . . . . . . . . . . . .           803,158          754,538        2,425,032          2,140,035
     Data processing . . . . . . . . . .           189,012          165,494          545,584            484,597
     Advertising . . . . . . . . . . . .           218,890          135,269          542,688            357,352
     Federal deposit insurance premiums            112,970          400,323          541,168          1,196,552
     Amortization of intangible assets .           258,527          590,062          783,680          2,029,691
     Professional services . . . . . . .           126,628          101,881          331,155            374,070
     Other . . . . . . . . . . . . . . .         1,128,446        1,264,851        3,416,175          3,404,644
                                               -----------      -----------      -----------       ------------
     Total non-interest expenses . . . .         5,543,032        5,909,891       16,651,827         17,454,893
                                               -----------      -----------      -----------       ------------
   Income before income taxes  . . . . .         4,270,939        3,455,566       12,087,840         10,572,244

   Income taxes  . . . . . . . . . . . .         1,489,958        1,266,636        4,316,386          3,864,154
                                               -----------      -----------      -----------       ------------
   Net income  . . . . . . . . . . . . .       $2,780,981        $2,188,930       $7,771,454         $6,708,090
                                               ===========      ===========      ===========       ============
   Earnings per share  . . . . . . . . .             $0.81            $0.60            $2.25              $1.82
                                               ===========      ===========      ===========       ============

                               See accompanying notes to unaudited consolidated financial statements.

                    ADVANTAGE BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                            Nine Months Ended June 30
                                               1997           1996

   Operating activities:

   Net income  . . . . . . . . . . . .     $7,771,454     $6,708,090
     Provision for losses on loans . .        270,000        340,000
     Provision for depreciation  . . .      1,040,442        795,884
     Amortization of intangible assets        783,680      2,029,691
     Equity in net income of
       unconsolidated partnerships . .       (133,990)       (59,081)
     Net loss on sale or writedown of
       foreclosed property . . . . . .              -         28,120
     Net amortization of mortgage-related
       securities discounts and
       premiums  . . . . . . . . . . .       (417,986)      (682,640)
     Decrease in deferred income
       tax liability . . . . . . . . .              -       (114,816)
     Increase (decrease) in accrued
       income taxes  . . . . . . . . .      3,804,067     (1,848,287)
     Increase in interest receivable .       (461,020)      (423,208)
     Decrease in accrued FDIC SAIF
       special assessment  . . . . . .     (4,434,589)             -
     Decrease (increase) in interest
       payable . . . . . . . . . . . .      1,398,958       (273,089)
     Loans originated for sale . . . .    (46,306,179)   (47,738,265)
     Proceeds from sales of loans  . .     46,483,712     48,150,315
     Amortization of cost of restricted
       stock benefit plan  . . . . . .        156,000        120,000
     Other . . . . . . . . . . . . . .       (874,452)       815,686
                                          -----------    -----------
   Net cash provided by operating
     activities  . . . . . . . . . . .      9,080,097      7,848,400

   Investing activities:

     Proceeds from maturities of
       certificates of deposit . . . .        102,706        198,000
     Proceeds from sales and maturities
       of U.S. government and agency
       securities available for sale .      8,500,000      4,500,000
     Proceeds from sales of marketable
       equity securities . . . . . . .      1,359,619      1,410,214
     Purchases of FHLB stock . . . . .       (500,000)      (275,600)
     Proceeds from sale of FHLB stock        677,600       1,477,600
     Purchases of certificates of
       deposit . . . . . . . . . . . .              -       (500,779)
     Purchases of  U.S. agency securities
       available for sale  . . . . . .              -     (9,000,000)
     Purchases of mortgage-related
       securities held to maturity . .    (53,429,937)   (32,560,469)
     Principal repayments on mortgage-
       related securities held to
       maturity  . . . . . . . . . . .     16,904,133     11,496,337
     Principal repayments on mortgage-
       backed securities held to
       maturity  . . . . . . . . . . .      2,277,241      2,648,616
     Loan principal repayments . . . .    163,513,602    155,672,497
     Loans originated  . . . . . . . .   (169,810,430)  (186,666,415)
     Purchases of marketable equity
       securities  . . . . . . . . . .     (2,910,211)    (2,459,890)
     Purchases of mortgage-backed
       securities available for sale .              -     (2,035,207)
     Principal repayments on mortgage-
       backed securities available for
       sale  . . . . . . . . . . . . .     18,585,589     26,736,907
     Principal repayments on mortgage-
       related securities available for
       sale  . . . . . . . . . . . . .        972,014      1,393,769
     Proceeds from sale of foreclosed
       properties  . . . . . . . . . .        763,083        762,875
     Principal repayments on loans to
       unconsolidated partnership  . .        185,186        132,448
     Cash distributions from
       unconsolidated partnerships . .        116,417        100,000
     Additions to office properties
       and equipment . . . . . . . . .     (1,473,506)    (2,326,537)
                                         ------------   ------------
   Net cash used in investing
     activities  . . . . . . . . . . .    (14,166,894)   (29,295,634)

   Financing activities:
     Net increase (decrease) in
       deposits  . . . . . . . . . . .    (24,934,971)    13,889,641
     Proceeds from notes payable
       to the Federal Home Loan Bank .     47,000,000     46,000,000
     Repayment of notes payable to
       the Federal Home Loan Bank  . .    (50,550,000)   (36,100,000)
     Net increase in securities
       sold under agreements to
       repurchase  . . . . . . . . . .    29,042,900       3,382,746
     Net decrease in advance payments
       by borrowers for taxes and
       insurance . . . . . . . . . . .     (2,523,319)    (3,934,781)
     Purchases of treasury stock . . .     (4,185,066)    (3,200,405)
     Dividends paid  . . . . . . . . .       (912,972)      (776,357)
     Proceeds from exercise of stock
       options . . . . . . . . . . . .        311,015        157,745
                                         ------------  -------------
   Net cash provided by (used in)
     financing activities  . . . . . .     (6,752,413)    19,418,589
                                         ------------  -------------
   Decrease in cash and cash
     equivalents . . . . . . . . . . .    (11,839,210)    (2,028,645)
   Cash and cash equivalents:
     At beginning of period  . . . . .     35,445,646     32,510,205
                                         ------------  -------------
     At end of period  . . . . . . . .    $23,606,436    $30,481,560
                                         ============  =============

   Supplemental disclosures of cash
   flow information:
     Interest paid (including amounts
       credited to deposits) . . . . .   $ 32,726,898   $ 32,856,425
     Income taxes paid . . . . . . . .        512,319      5,827,258

   Supplemental schedule of noncash
   investing activities:
     Loans receivable transferred to
       foreclosed properties . . . . .      1,914,828        689,706


   See accompanying notes to unaudited consolidated financial statements.

                    ADVANTAGE BANCORP, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                         Nine Months Ended June 30, 1997

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

   The results of operations and other data for the nine months ended June 30, 1997 are not necessarily indicative of results that may be expected for the entire fiscal year ending September 30, 1997.

   The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Advantage Bank, FSB (the "Bank"), and the Bank's wholly-owned subsidiaries, Advantage Financial Center, Inc. (dissolved and liquidated into the Bank as of October 31, 1996), Advantage Real Estate Services, Inc., Advantage Investments, Inc., Advantage Financial Services and Insurance, Inc., and Amity Service Corporation. As of October 31, 1996, Advantage Financial Center, Inc. was liquidated and dissolved and its mortgage brokerage business is now conducted as a division of the Bank. All material intercompany accounts and transactions have been eliminated in consolidation.

   (2) Earnings Per Share Information

   Earnings per share of common stock have been computed based on the consolidated net income and weighted average shares of outstanding stock of the Company.
                                             Nine Months Ended June 30
                                                  1997          1996

    Net income  . . . . . . . . . . . .       $ 7,771,454   $6,708,090
                                              ===========   ==========
    Weighted average shares outstanding         3,242,913    3,457,426
    Net effect of dilutive stock options
    based on the treasury  stock method
    using average market price  . . . .           209,340      228,990
                                              -----------   ----------
    Total weighted average common shares
    and equivalents . . . . . . . . . .         3,452,253    3,686,416
                                              ===========   ==========
    Earnings per share (primary)  . . .             $2.25        $1.82
                                              ===========   ==========
    Weighted average shares outstanding         3,242,913    3,457,426
    Net effect of dilutive stock options
    based on the treasury  stock method
    using quarter-end market price  . .           215,187      231,431
                                              -----------   ----------
    Total outstanding shares for fully
    diluted purposes  . . . . . . . . .         3,458,100    3,688,857
                                              ===========   ==========
    Earnings per share (fully diluted)              $2.25        $1.82
                                              ===========   ==========

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

   EPS computed under Statement No. 128 would be reported as follows:

                      Three Months Ended June 30,   Nine Months Ended June 30,
                             1997         1996         1997         1996

    Basic earnings per
    share                    $0.86        $0.64        $2.40       $1.94

    Diluted earnings per
    share                    $0.81        $0.60        $2.25       $1.82


   (3) Commitments and Contingencies

   Commitments to originate mortgage loans of $9.2 million at June 30, 1997 represent amounts which the Bank plans to fund within the normal commitment period of thirty to ninety days. Commitments to sell fixed-rate mortgage loans were $3.5 million as of June 30, 1997. The Bank had unissued credit under existing home equity line-of-credit loans and commercial line-of-credit loans of $31.7 million and $27.8 million, respectively, as of June 30, 1997.

   (4)  Stockholders' Equity

   Under federal law and regulations, the Bank is required to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets and investments in and advances to "nonincludable" subsidiaries and joint ventures. Core capital generally consists of tangible capital plus qualifying intangible assets. The risk-based capital requirements address credit risk related to both recorded assets and off-balance sheet commitments and obligations. Risk-weighted assets, for regulatory measurement purposes, at June 30, 1997, totaled $472,402,000.

        The following table summarizes the Bank's capital amounts and capital ratios, and the capital ratios required by federal law and regulations at June 30, 1997 (dollars in thousands):

                            Actual          Required                          Actual          Required
                            Amount           Amount           Excess          Ratio            Ratio             Excess

    Tangible capital       $64,610          $15,116          $49,494           6.41%           1.50%             4.91%
    Core capital            64,610           30,232           34,378           6.41            3.00              3.41
    Risk-based capital      70,401           37,792           32,609          14.90            8.00              6.90


   The Bank's regulatory capital as of June 30, 1997 was as follows (in thousands):

                                                Tangible     Core    Risk-Based
                                                Capital     Capital    Capital

    Total consolidated stockholders'
      equity  . . . . . . . . . . . . . .      $93,947     $93,947   $93,947
    Deduct unrealized gain on
      securities available for sale (Bank
      only) . . . . . . . . . . . . . . .         (208)       (208)     (208)
    Less parent company stockholders'
      equity not includable
      in regulatory capital    . . . .         (25,098)    (25,098)  (25,098)
    Loan loss allowances (limited to 1%
      of loans)   . . . . . . . . . . .               -           -    5,791
    Nonallowable intangibles  . . . . .         (6,299)     (6,299)   (6,299)
    Income tax effect of intangibles  .          2,268       2,268     2,268
                                            ----------    --------   -------
      Regulatory capital  . . . . . . .        $64,610     $64,610   $70,401
                                            ==========    ========   =======

   (5) Reclassifications

   Certain amounts in the prior year consolidated financial statements have been reclassified to conform with the fiscal 1997 presentation.

   (6)  Dividends

   On June 27, 1997, the Company declared a $0.10 per share cash dividend on the Company's common stock payable August 22, 1997 to shareholders of record on August 8, 1997.


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

   Liquidity and Capital Resources

   The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term investments. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. Cash and cash equivalents totalled $23.6 million and $30.5 million as of June 30, 1997 and 1996, respectively.

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

   The primary investing activity of the Company is the origination of mortgage and other loans. During the nine months ended June 30, 1997 and 1996, the Company originated and purchased loans (including loans originated for sale) in the amounts of $216.1 million and $234.4 million, respectively. Other investing activities include the purchase of mortgage-related securities (including securities available for sale) which totalled $53.4 million and $34.6 million for the nine months ended June 30, 1997 and 1996, respectively.

   During the nine months ended June 30, 1997 and 1996, these activities were funded primarily by (1) principal repayments on loans and mortgage-related securities totalling $202.4 million and $198.0 million, respectively, (2) proceeds from sales of loans of $46.5 million and $48.2 million,
   respectively,   and (3)  net proceeds from borrowings under repurchase
   agreements of $29.0 million and $3.4 million, respectively. For the nine months ended June 30, 1996, these activities were also funded by net proceeds of $9.9 million from notes payable to the FHLB. For the nine months ended June 30, 1997, the activities providing funds were partially offset by net repayments of notes payable to the FHLB of $3.6 million. Borrowings under repurchase agreements increased during the 1997 period due to new repurchase agreements with local customers which provide more favorable terms relative to other funding sources.

   The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The current required ratio is 5.0%. The Bank's liquidity ratio was 6.7% for the month of June 1997. Excess funds are generally invested in short-term investments such as federal funds. In the event that the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of FHLB advances, repurchase agreements, and brokered deposits.

   As of June 30, 1997, the Bank's capital exceeded all capital requirements of the OTS as mandated by federal law and regulations. See Note 4 of the Notes to Unaudited Consolidated Financial Statements.

   Changes in Financial Condition

   Total assets increased $4 million from $1.016 billion at September 30, 1996 to $1.020 billion at June 30, 1997.

   Loans receivable increased $5.4 million from $559.7 million as of September 30, 1996 to $565.1 million as of June 30, 1997.

   Mortgage-related securities increased $16.8 million from $337.8 million as of September 30, 1996 to $354.6 million at June 30, 1997. This increase relates to the increase in purchases of mortgage-related securities previously mentioned.

   Deposits decreased $25.0 million from $680.9 million at September 30, 1996 to $655.9 million at June 30, 1997. This decrease relates in part to a decrease in brokered deposits from $89.3 million as of September 30, 1996 to $74.3 million as of June 30, 1997.

   Notes payable to the FHLB decreased $3.5 million from $175.9 million as of September 30, 1996 to $172.4 million as of June 30, 1997. This decrease was more than offset by a $29.0 million increase in securities sold under agreement to repurchase during the same period.

   Stockholders' equity increased from $88.9 million as of September 30, 1996 to $93.9 million as of June 30, 1997. Stockholders' equity increased during this period as a result of: (1) net income of $7.8 million, and
   (2) an increase of $1.9 million in the unrealized gain (net of income tax effect) relating to securities available for sale. The increase in stockholders' equity was offset by: (1) the open market repurchase of $4.2 million of the Company's common stock, and (2) the payment of $913,000 in cash dividends.

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

                                             June 30        Mar. 31       Dec. 31      Sept. 30       June 30
                                               1997          1997          1996          1996           1996
    Nonperforming loans:
      One- to four-family   . . . . .         $1,376        $2,463        $1,851          $666         $1,959
      Commercial real estate  . . . .            486           469         1,138           616          1,393
      Construction and land   . . .                -             -             -         1,774              -
      Commercial business   . . . . .             24            23            23           274             42
      Consumer and other  . . . . . .             94           121           271            84            102
                                           ---------      --------       -------        ------        -------
    Total non-performing loans  . . .         $1,980        $3,076        $3,283        $3,414         $3,496
                                           =========      ========       =======        ======        =======
    Foreclosed properties:
      One-to four-family  . . . . . .         $1,715        $1,771        $1,452          $894         $1,165
      Commercial real estate  . . . .            840           835           971           534            534
      Construction and land   . . . .              -             -             -             -            280
                                           ---------      --------       -------       -------        -------
      Total foreclosed properties   .         $2,555        $2,606        $2,423        $1,428         $1,979
                                           =========      ========       =======       =======        =======
    Total non-performing assets . . .         $4,535        $5,682        $5,706        $4,842         $5,475
                                           =========      ========       =======       =======        =======
    Non-performing loans to total
    loans . . . . . . . . . . . . . .          0.35%         0.54%         0.57%         0.61%          0.64%
                                           ========       =======        =======       =======        =======
    Non-performing assets to total
    assets  . . . . . . . . . . . . .          0.44%         0.56%         0.55%         0.48%          0.55%
                                           ========       =======        =======       =======        =======


   Allowance for Losses on Loans

   The following table sets forth an analysis of the Company's allowance for losses on loans (dollars in thousands):

                                         Nine Months      Year        Year
                                            Ended         Ended       Ended
                                           June 30,    Sept. 30,     Sept. 30,
                                           1997           1996        1995

    Balance at beginning of period  .          $5,773     $ 5,271    $ 5,327
    Additions charged to operations:
      One- to four-family   . . . . .               -           -         30
      Multi-family and commercial real
      estate  . . . . . . . . . . . .               -           -         60
      Consumer  . . . . . . . . . . .              60           -         50
      Commercial business   . . . . .             210         480        320
                                              -------     -------    -------
                                                  270         480        460
    Additions from business
    acquisitions:
      One- to four-family   . . . . .              -            -        469
      Multi-family and commercial real
      estate  . . . . . . . . . . . .              -            -         49
                                              -------     -------    -------
                                                   0            0        518
    Recoveries:
      One- to four-family                          26          40         14
      Consumer  . . . . . . . . . . .               -          21         12
      Commercial business   . . . . .              22           1         12
                                              -------     -------    -------
                                                   48          62         38
    Charge-offs:
      One- to four-family   . . . . .           (145)         (29)       (40)
      Multi-family and commercial real
      estate  . . . . . . . . . . . .              -             -      (841)
      Consumer  . . . . . . . . . . .           (140)          (8)       (32)
      Commercial business   . . . . .              -           (3)      (159)
                                              -------     -------    -------
                                                (285)         (40)    (1,072)
                                              -------     -------    -------
    Net recoveries (charge-offs)  . .           (237)          22     (1,034)
                                              -------     -------    -------
    Balance at end of period  . . . .         $5,806       $5,773     $5,271
                                              =======     =======    =======
    Ratio of net charge-offs to
    average loans outstanding during
    the period (annualized) . . . . .           0.06%        0.00%      0.21%
                                              =======     =======    =======
    Allowance for losses on loans to
    non-performing loans at end of the
    period  . . . . . . . . . . . . .          293.2%       169.1%     219.0%
                                              =======     =======    =======
    Allowance for losses on loans to
    total loans at end of the period            1.02%        1.03%      1.03%
                                              =======     =======    =======


   While management believes that it uses the best information available to determine the allowance for losses on loans, unforeseen changes in market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance.


      Results of Operations - Comparison of the Three Months Ended June 30, 1997 and 1996

   General

   Net income for the three months ended June 30, 1997 increased 27.2% to $2.8 million from $2.2 million for the comparable 1996 quarter.

   Net Interest Income

   The following table presents certain information related to net interest income (dollars in thousands):

                                                   For the Three Months
                                                       Ended June 30
                                                     1997           1996

    Average interest-earning assets . . . . .      $974,115      $ 933,489
    Total interest income . . . . . . . . . .        19,184         18,380
    Average yield on interest-earning
      assets . . . . . . . . . . . . . . . ..         7.88%          7.88%

    Average interest-bearing liabilities  . .      $911,287      $ 874,657
    Total interest expense  . . . . . . . . .        11,386         10,797
    Average rate on interest-bearing
    liabilities . . . . . . . . . . . . . . .         5.00%          4.94%

    Average net earning assets  . . . . . . .       $62,828        $58,832
    Net interest income before provision for
    loan losses . . . . . . . . . . . . . . .         7,798          7,583
    Net interest rate spread  . . . . . . . .         2.88%          2.94%
    Net interest margin (net interest income
    divided
      by average interest-earning assets)   .         3.20%          3.25%


   Net interest income before provision for loan losses was $7.8 million for the three months ended June 30, 1997, compared with $7.6 million for the comparable 1996 quarter, an increase of $200,000. This increase was primarily due to a $40.6 million increase in average interest-earning assets which includes a $36.7 million increase in average loans receivable.

   The net interest rate margin decreased from 3.25% for the 1996 quarter to 3.20% for the 1997 quarter. This decrease was primarily due to an increase in competition for loans and deposits. This decrease could continue in the future but it is the Company's strategy to maintain its interest rate margin by increasing its higher-yielding commercial and consumer loans and decreasing its mortgage-related securities. While commercial and consumer loans earn higher yields than mortgage-related securities, they also have higher credit risk. While the Company's credit losses on these loans have been minimal in the past, there can be no assurance that such losses will remain minimal in the future.

   Provision for Losses on Loans

   The provision for losses on loans was $90,000 for the three months ended June 30, 1997 compared to $100,000 for the comparable 1996 quarter. The Company's ratio of allowance for losses on loans to nonperforming loans increased to 293.2% as of June 30, 1997 compared to 159.5% as of June 30, 1996.

   Non-interest Income

   Non-interest income increased to $2.1 million for the three months ended June 30, 1997 compared to $1.9 million for the comparable 1996 quarter. This increase was due to a 137% ($61,000) increase in gains on sales of loans and a 69% ($172,000) increase in gain on sale of securities available for sale. These gains were partially offset by a 20% ($105,000) decrease in mortgage brokerage commissions. Service charges on deposit accounts, which is the largest component of noninterest income, increased 3.0% from $667,000 in the 1996 quarter to $687,000 in the 1997 quarter.

   Non-interest Expense

   Non-interest expenses decreased to $5.5 million for the 1997 quarter compared to $5.9 million for the 1996 quarter. This decrease was due to a $331,000 reduction in amortization of intangible assets and a $287,000 reduction in FDIC premiums relating to a decrease in the FDIC premium rate from 0.23% to 0.065% as of January 1, 1997. Without giving effect to these two items, noninterest expenses increased by 5% primarily due to increased salary and benefits expenses relating to growth in the Company's business.

   Income Taxes

   The Company's effective income tax rate was 34.9% for the quarter ended June 30, 1997 compared to 36.6% for the quarter ended June 30, 1996.

      Results of Operations - Comparison of the Nine Months Ended June 30, 1997 and 1996

   General

   Net income for the nine months ended June 30, 1997 was $7.8 million compared to $6.7 million for the comparable 1996 period.

   Net Interest Income

   The following table presents certain information related to net interest income (dollars in thousands):

                                                       For the Nine Months
                                                          Ended June 30
                                                       1997           1996

    Average interest-earning assets . . . . . .      $973,423      $ 927,767
    Total interest income . . . . . . . . . . .        57,125         54,928
    Average yield on interest-earning assets  .         7.82%          7.89%

    Average interest-bearing liabilities  . . .      $913,131      $ 867,737
    Total interest expense  . . . . . . . . . .        34,126         32,583
    Average rate on interest-bearing
    liabilities . . . . . . . . . . . . . . . .         4.98%          5.01%

    Average net earning assets  . . . . . . . .       $60,292        $60,030
    Net interest income before provision for
    loan losses . . . . . . . . . . . . . . . .        22,999         22,345
    Net interest rate spread  . . . . . . . . .         2.84%          2.89%
    Net interest margin (net interest income
    divided
      by average interest-earning assets)   . .         3.15%          3.21%


   Net interest income before provision for loan losses was $23.0 million for the nine months ended June 30, 1997, compared with $22.3 million for the comparable 1996 quarter, an increase of $700,000. This increase was primarily due to a $45.7 million increase in average interest-earning assets which includes a $47.4 million increase in average loans receivable. This increase was partially offset by a $9.8 million reduction in average mortgage-related securities.

   The net interest rate margin decreased from 3.21% for the 1996 period to 3.15% for the 1997 period. This decrease was primarily due to an increase in competition for loans and deposits. This decrease could continue in the future but it is the Company's strategy to maintain its interest rate margin by increasing its higher-yielding commercial and consumer loans and decreasing its mortgage-related securities. While commercial and consumer loans have higher yields than mortgage-related securities, they also have higher credit risk. While the Company's credit losses on these loans have been minimal in the past, there can be no assurance that such losses will remain minimal in the future.

   Provision for Losses on Loans

   The provision for losses on loans was $270,000 for the nine months ended June 30, 1997 compared to $340,000 for the comparable 1996 period.

   Non-interest Income

   Non-interest income remained unchanged at $6.0 million for the nine months ended June 30, 1997 compared to the the comparable 1996 period. Service charges on deposit accounts, which is the largest component of noninterest income, increased 17% from $1.8 million in the 1996 period to $2.1 million in the 1997 period. This increase was offset by a 26% ($321,000) decrease in mortgage brokerage commissions and a 19% ($164,000) decrease in gains on sales of loans. The decrease in mortgage brokerage commissions relates to higher market interest rates during fiscal 1997 which have decreased mortgage origination volume nationwide.

   Non-interest Expense

   Non-interest expenses decreased to $16.7 million for the nine months ended June 30, 1997 compared to $17.5 million for the comparable 1996 period. This decrease was due to a $1.2 million reduction in amortization of intangible assets and a $655,000 reduction in FDIC premiums relating to a decrease in the FDIC premium rate from 0.23% to 0.065% as of January 1, 1997. Without giving effect to these two items, noninterest expenses increased by 8% primarily due to increased salary and benefits expenses relating to growth in the Company's business and increased occupancy expenses relating to the lease of new corporate office space for administrative departments beginning in April 1996.

   Income Taxes

   The Company's effective income tax rate was 35.7% for the period ended June 30 1997 compared to 36.6% for the period ended June 30, 1996.

   Item 3    Quantitative and Qualitative Disclosures About Market Risk

        Not applicable


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

        Not applicable.

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


                                           Advantage Bancorp, Inc.
                                               (registrant)


   Date: August 1, 1997                    By: \s\ Paul P. Gergen
                                                Paul P. Gergen
                                                Chairman of the Board
                                                Chief Executive Officer


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