Form 10-K405
period 1997-09-30
ADVANTAGE BANCORP INC
filed 1997-12-05
CIK 881892

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

             [ x ]     Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                   For the Fiscal Year Ended September 30, 1997
                                       or

             [   ]     Transition Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

                  For the transition period from _________ to  ________

                        Commission file number:  0-19794


                             ADVANTAGE BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                Wisconsin                              39-1714425
       (State or other Jurisdiction                 (I.R.S. Employer
    of Incorporation or Organization)             Identification No.)

           5935 Seventh Avenue                           53140
            Kenosha, Wisconsin                         (ZIP Code)
          (Address of principal
            executive offices)

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

   Based upon the closing price of the registrant's common stock as of November 21, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was $187,445,000.*

   The number of shares of Common Stock outstanding as of November 21, 1997 was 3,235,830 shares.


   Documents Incorporated by Reference:
        None

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

      As a consumer-oriented financial institution, the Bank offers a range of retail banking services to residents of its market area. The Bank is principally engaged in the business of attracting deposits from the general public and using such deposits to originate residential loans in its primary market area. The Bank also originates commercial real estate, multi-family, construction, consumer and commercial business loans. In addition, the Bank also invests in mortgage-related securities, investment securities, certificates of deposit and short-term liquid assets. Finally, the Bank offers, through a subsidiary, certain securities brokerage services and insurance products to its customers.

      The Company's executive office is located at 5935 Seventh Avenue, Kenosha, WI 53140. The telephone number is (414) 658-4861.

   Proposed Merger

      On November 3, 1997, the Company entered into an Agreement and Plan of Merger with Marshall & Ilsley Corporation, a Wisconsin corporation, providing for the merger of the Company with and into Marshall & Ilsley Corporation. The merger and related transactions are discussed in more detail in "Management's Discussion and Analysis". Copies of the Agreement and Plan of Merger and the related Stock Option Agreement have been filed as exhibits to this Annual Report on Form 10-K.

   Special Note Regarding Forward-Looking Statements

      Certain matters discussed in this Annual Report on Form 10-K are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects," or other words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those currently anticipated. Additional factors that may cause actual results to differ materially from those contemplated in the forward-looking statements include: interest rate trends, the general economic climate in the Company's market area, loan delinquency rates and legislative enactments or regulatory changes which adversely affect the business of the Company and/or the Bank. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this Annual Report on Form 10-K and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

   Market Area

      At September 30, 1997, the Bank conducted business from 15 branch offices located in Kenosha County and Walworth County, Wisconsin and Lake
   County and Cook County, Illinois.   The Bank also has mortgage loan
   origination offices located in Kenosha, Racine and Wauwatosa, Wisconsin and Grayslake, Naperville and Tinley Park, Illinois.

      Kenosha has a population of approximately 85,000 and is located in southeastern Wisconsin approximately 40 miles south of Milwaukee, Wisconsin and 55 miles north of Chicago, Illinois. The Bank has historically focused its operations in Kenosha County, Wisconsin. The Bank expanded its operations to Walworth County, Wisconsin in 1973, to Lake County, Illinois in 1988 and to Cook County, Illinois in 1994.

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

      The Bank faces substantial competition in attracting deposits from other savings institutions, commercial banks, securities firms, money market mutual funds, other mutual funds, credit unions and other investment vehicles. The ability of the Bank to attract and retain deposits depends on its ability to provide investment opportunities that satisfy the requirements of investors as to rate of return, liquidity, risk and other factors. The Bank competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours and a customer-oriented staff.

      The Bank estimates its market share of insured savings deposits to be as follows as of June 30, 1996 based on its own calculation using publicly available data: Kenosha County, Wisconsin - 28%; Walworth County, Wisconsin - 5%; Racine County, Wisconsin - less than 1%, Lake County, Illinois - 1%, and Cook County, Illinois - less than 1%.

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

    Loan Portfolio
      Composition:                                                      September  30
                                     1993                1994                1995                1996               1997
                               Amount    Percent    Amount   Percent    Amount    Percent   Amount   Percent   Amount   Percent
                                                                   (dollars in thousands)
    Real Estate Loans:
     One- to four-
       family (1)   . . . .   $292,093     69.97%  $307,169    68.17%  $399,467    72.90%  $418,647   70.01%  $378,701    64.42%
     Multi-family   . . . .     31,254      7.49     30,667     6.81     27,810     5.08     24,993    4.18     26,923     4.58
     Commercial   . . . . .     46,570     11.15     51,962    11.53     49,393     9.01     54,671    9.14     63,755    10.85
     One- to four-family
       construction (2)          8,532      2.04     12,185     2.70     11,057     2.02      7,598    1.27      5,148     0.88
     Other construction and
       land   . . . . . . .     13,238      3.17     16,474     3.66     20,629     3.77     30,161    5.04     24,448     4.16
                              --------    ------   --------  -------   --------   ------   --------  ------   --------   ------
    Total real estate loans    391,687     93.82    418,457    92.88    508,356   92.78     536,070   89.64    498,975    84.89
                              --------    ------   --------  -------   --------   ------   --------  ------   --------   ------
    Other Loans:
     Consumer loans:
       Home equity  . . . .      9,570      2.29     12,051     2.67     22,741     4.15     43,893    7.34     67,997    11.57
       Student  . . . . . .      2,341      0.56      3,010     0.67      3,613     0.66      4,040    0.68      4,307     0.73
       Automobile . . . . .        906      0.22        565     0.13      1,020     0.19      1,553    0.26      1,662     0.28
       Other consumer loans      3,857      0.92      4,030     0.89      1,323     0.24      1,732    0.29      2,503     0.43
     Commercial business
       loans  . . . . . . .      9,142      2.19     12,436     2.76     10,853     1.98     10,691    1.79     12,429     2.10
                              --------    ------   --------  -------   --------   ------   --------  ------   --------   ------
    Total other loans . . .     25,816      6.18     32,092     7.12     39,550     7.22     61,909   10.36     88,898    15.11
                              --------    ------   --------  -------   --------   ------   --------  ------   --------   ------
    Gross loans receivable     417,503    100.00%   450,549   100.00%   547,906   100.00%   597,979  100.00%   587,873   100.00%
                                          ======             =======              ======             ======              ======
    Add:  Accrued interest       2,414                2,723               3,390               3,718              3,755
    Less:
     Undisbursed portion of
       loan proceeds  . . .    (26,844)             (19,119)            (31,531)            (30,100)           (19,150)
     Unamortized loan fees      (2,482)              (2,220)             (2,017)             (2,104)              (859)
     Allowance for losses on
       loans  . . . . . . .     (4,937)              (5,327)             (5,271)             (5,773)            (5,797)
     Allowance for
       uncollected interest       (859)              (1,037)               (195)               (938)              (563)
                              --------              -------             -------             -------            -------
       Net deduction  . . .    (32,708)             (24,980)            (35,624)            (35,197)           (22,614)
                              --------              -------             -------             -------            -------
    Total loans receivable,
     net  . . . . . . . . .   $384,795             $425,569            $512,282            $562,782           $565,259
                              ========             ========            ========            ========           ========

   (1) Includes construction/permanent loans to persons intending to occupy their homes upon the completion of construction totalling $37.3 million, $22.5 million, $46.7 million, $50.7 million and $31.8 million as of September 30, 1993, 1994, 1995, 1996 and 1997, respectively.

   (2) Consists of short-term balloon construction loans to builders and developers who intend to sell the homes upon completion of construction.


      The following schedule illustrates the maturity of the Bank's loan portfolio at September 30, 1997. The schedule does not reflect scheduled principal amortizations, projected repayments, or the period to repricing for adjustable rate loans. This schedule is based on contractual maturity dates since, under the Bank's "rollover" policy, the Bank does not automatically rollover balloon notes at maturity but reserves the right to demand payment in full based on its evaluation of the borrower, collateral and other material factors.

                                    Real Estate Loans                        Other Loans
                       One- to                                                                     Total
                        Four-      Multi-    Commercial  Construction  Commercial                  Loans
    Maturing           Family      Family   Real Estate    and Land     Business      Consumer   Receivable
                                                       (In thousands)
    Within one year       $7,658     $1,300      $22,217      $15,993        $5,667      $3,164     $55,999
    After one year:
      1 to 3 years         8,018      1,529       21,508       10,223         3,668       7,603      52,549
      3 to 5 years         8,502      1,404        6,753          634         1,478      15,281      34,052
      5 to 10 years       29,492      4,890        7,958        2,337           648      35,821      81,146
      10 to 20 years      82,970      9,112        4,960          409           968      14,070     112,489
      Over 20 years      242,061      8,688          359                          -         530     251,638
                        --------  ---------    ---------     --------      --------   ---------   ---------
    Total due after
      one year  . .      371,043     25,623       41,538       13,603         6,762      73,305     531,874
                        --------  ---------    ---------     --------      --------   ---------   ---------
    Gross loan
      receivable  .     $378,701    $26,923      $63,755      $29,596       $12,429     $76,469    $587,873
                        ========  =========    =========    =========      ========   =========  ==========

    Add:  Accrued interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,755
    Less: Undisbursed portion of loan proceeds  . . . . . . . . . . . . . . . . . . . . . . . .     (19,150)
    Less: Unamortized loan fees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (859)
    Less: Allowance for losses on loans . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (5,797)
    Less: Allowance for uncollected interest  . . . . . . . . . . . . . . . . . . . . . . . . .        (563)
                                                                                                   --------
    Loans receivable, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $565,259
                                                                                                   ========


      The following table sets forth, at September 30, 1997, the dollar amount of all loans due after September 30, 1998 and whether such loans have fixed interest rates or adjustable interest rates.


                                       Due after September 30, 1998
                                        Fixed     Adjustable       Total
    Real estate loans:                        (In thousands)
      One- to four-family   . . .    $108,853       $262,190    $371,043
      Multi-family  . . . . . . .       9,928         15,695      25,623
      Commercial real estate  . .      26,877         14,661      41,538
      Construction and land   . .      10,192          3,411      13,603
                                    ---------      ---------   ---------
      Total real estate loans   .     155,850        295,957     451,807
                                    ---------      ---------   ---------
    Other loans . . . . . . . . .      42,032         38,035      80,067
                                    ---------      ---------   ---------
      Total loans receivable  . .    $197,882       $333,992    $531,874
                                    =========      =========   =========



   Lending - General

      Under federal law and regulations, the aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% (25% if the security for such a loan has a "readily ascertainable" value or 30% for certain residential development loans) of unimpaired capital and surplus. At September 30, 1997, based on the above, the Bank's regulatory loan-to-one-borrower limit was $10.7 million. On the same date, the Bank had no loans to one borrower which had aggregate balances in excess of this limit.

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

      The Bank requires evidence of marketable title and lien position on all loans secured by real property and requires fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. The Bank may also require flood insurance to protect the property securing its interest. The Bank requires title insurance on all first mortgage loans secured by real estate and on second mortgage loans with balances over $75,000.

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

   One- to Four-Family Residential Real Estate Lending

      The cornerstone of the Bank's lending program has long been the origination of permanent loans secured by mortgages on owner-occupied one- to four-family residences. At September 30, 1997, $378.7 million, or 64.4%, of the Bank's loan portfolio consisted of permanent loans on one- to four-family residences. Substantially all of the residential loans originated by the Bank are secured by properties located in the Bank's primary market area.

      The Bank originates a variety of different types of residential loans including various types of one- to four-family residential adjustable rate mortgage loans ("ARMs") and fixed rate loans with 30 year and shorter contractual maturities.

      The Bank's ARMs are fully amortizing loans with contractual maturities of up to 30 years. The interest rates on the ARMs are subject to adjustment at stated intervals. A substantial portion of the Bank's ARMs have interest rates which adjust annually. Some of the Bank's ARMs have been originated with fixed rates for the first three or five years with adjustable rates thereafter. At September 30, 1997, the Bank had $68.0 million of ARMs which will adjust annually after a specified period after origination and which had more than 12 months remaining until the next repricing date.

      Prior to 1988, substantially all of the Bank's ARMs carried interest rates which were subject to annual adjustment by the Bank on a discretionary basis ("Non-index ARMs"). Since 1988, the Bank has originated ARMs with interest rates which are reset to a stated margin over an index based on yields for one year U.S. Treasury Securities ("Treasury ARMs"). At September 30, 1997, the Bank had approximately $23.0 million of Non-index ARMs and $231.3 million of Treasury ARMs in its mortgage loan portfolio.

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

      As of September 30, 1997, one- to four-family residential loans included $31.8 million of permanent loans to individuals for the construction of their primary residences. These loans require only the payment of interest during the construction phase and thereafter have rates and terms which are similar to those of any one- to four-family residential loans offered by the Bank. The interest rate and loan term is established at the time the construction loan commitment is made. These loans are underwritten pursuant to the same guidelines used for originating other one- to four-family residential loans.

   Multi-Family and Commercial Real Estate Lending

      In order to enhance the yield on, and decrease the average term to maturity of, its assets, the Bank originates permanent multi-family and commercial real estate loans on a wide variety of different types of properties.

      The Bank has originated both adjustable and fixed rate multi-family and commercial real estate loans. Rates on the Bank's adjustable rate multi-family and commercial real estate loans generally adjust in a manner consistent with the Bank's residential ARMs.

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

      At September 30, 1997, the Bank had (in addition to loans to unconsolidated partnerships) 11 borrowers on multi-family and commercial real estate loans that were indebted to the Bank in excess of $3.0 million and 28 other borrowers with total loan balances in excess of $1.0 million. On the same date, the Bank's largest group of multi-family and commercial real estate loans to one borrower had an aggregate balance of $8.9 million consisting of loans secured by land and condominiums.

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

   Construction and Land Lending

      The Bank makes construction loans to builders and developers for the construction of one- to four-family residences and other types of properties. The Bank also makes loans for the acquisition of land. Substantially all of these loans are secured by properties located within 150 miles of the Bank's headquarters.

      The Bank offers short-term construction balloon loans to builders for the construction of one- to four-family residences. These loans generally have terms from 12 to 24 months and carry fixed rates of interest. At September 30, 1997, the Bank had $5.1 million of loans to builders for the construction of one- to four-family residences.

      Most of the Bank's construction and land loans to developers and builders (for properties other than one- to four-family residences) have been originated with terms of three years or less. Construction and land loans are generally made in amounts up to a maximum loan-to-value ratio of 80% based upon an independent appraisal. Some of the Bank's construction and land loans provide an interest reserve for the payment of interest and fees from the loan proceeds. The Bank also obtains personal guarantees for substantially all of its construction and land loans. The Bank reviews the personal financial statements of its borrowers and guarantors on construction and land loans. At September 30, 1997, the Bank had five construction and land loans with balances in excess of $1 million.

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

      The nature of these loans is such that they are more difficult to evaluate and monitor. The Bank's risk of loss on a construction or land loan is dependent largely upon the accuracy of the initial estimate of the property's value upon completion of the project and the estimated cost (including interest) of the project. If the estimate of value proves to be inaccurate, the project may have a value which is insufficient to assure full repayment of the loan. Because defaults in repayment may not occur during the construction period, it may be difficult to identify problem loans at an early stage. When loan payments become due, the cash flow from the property may not be adequate to service the debt. In such cases, the Bank may be required to modify the terms of the loan. At September 30, 1997, the Bank was not aware of any material cash flow or other problems on any of its construction and land loans.

   Commercial Business Lending

      The Bank's commercial business loans include secured and unsecured loans. These loans are for a broad variety of purposes including working capital, accounts receivable, inventory, equipment and acquisitions. The Bank has no agricultural, energy or foreign loans.

      Most of the Bank's commercial business loans have terms to maturity of five years or less or they have adjustable interest rates. At
   September 30, 1997, the Bank had two commercial business loans with balances in excess of $500,000.

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

      Consistent with the Bank's asset/liability management strategy, the Bank sells all of its 30 year fixed-rate loan originations and varying portions of its 15 year fixed-rate loan originations in the secondary market. The Bank's sales are usually made through forward sales commitments. The Bank attempts to limit any interest rate risk related to its origination of fixed rate loans by limiting the number of days between the loan commitment and the forward sales commitment, charging fees for loan commitments longer than 60 days, and attempting to match its fixed rate loan commitments to customers with forward sales commitments.

      When loans are sold, the Bank generally retains the responsibility for servicing the loan. At September 30, 1997, the Bank serviced
   $218.6 million of loans for others, principally the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.

      The following table shows the loan origination, business acquisition, purchase, sale and repayment activities of the Bank for the periods indicated.

                                                 Year Ended September 30
                                                1995       1996       1997
                                                      (in thousands)
    Mortgage Loans (gross):
     At beginning of period   . . . . . . .  $418,457    $508,356   $536,070
     Business acquisitions  . . . . . . . .    33,448           -          -
     Mortgage loan originations:
                                               114,214
       One- to four-family  . . . . . . . .               170,377    190,749

       Multi-family . . . . . . . . . . . .     4,807         525      7,888
       Commercial real estate, other
        construction and land . . . . . . .    62,499      78,224     39,833
                                             --------    --------   --------
          Total mortgage loans originations
           and acquisitions   . . . . . . .   214,968     249,126    238,470
                                             --------    --------   --------
     Mortgage loans purchased:
       One- to four-family  . . . . . . . .     9,929         -          -
                                             --------    --------   --------
          Total mortgage loans purchased  .     9,929           0          0
                                             --------    --------   --------
          Total mortgage loans originated
           and purchased  . . . . . . . . .   224,897     249,126    238,470
     Principal repayments   . . . . . . . .  (116,918)   (165,561)  (154,146)
     Transfers (to) from foreclosed
      properties  . . . . . . . . . . . . .    (2,152)       (748)     1,665

     Sales of fixed rate loans  . . . . . .   (15,928)    (55,103)  (123,084)
                                             --------    --------   --------
     At end of period   . . . . . . . . . .  $508,356    $536,070   $498,975
                                             ========    ========   ========
    Commercial Business Loans (gross):
     At beginning of period   . . . . . . .   $12,436     $10,853    $10,691
     Business acquisitions  . . . . . . . .        95          -          -
     Commercial loans originated  . . . . .    15,650      15,772     23,116
     Principal repayments   . . . . . . . .   (17,328)    (15,934)   (21,378)
                                             --------    --------   --------
     At end of period   . . . . . . . . . .   $10,853     $10,691    $12,429
                                             ========    ========   ========

    Consumer Loans (gross):

     At beginning of period . . . . . . . .  $19,656     $28,697    $51,218
     Business acquisitions  . . . . . . . .    3,638          -          -
     Consumer loans originated  . . . . . .   22,091      44,622     58,489
     Principal repayments   . . . . . . . .  (16,688)    (22,101)   (33,239)
                                             --------    --------   --------
     At end of period   . . . . . . . . . .  $28,697     $51,218    $76,468
                                             ========    ========   ========

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

      Delinquent consumer loans are handled in a generally similar manner, except that initial contacts are made when the payment is 15 days past due and personal contacts are made when the loan becomes more than 20 days past due.

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

      Loan Delinquencies. The following tables set forth the Bank's loan delinquencies by type, by amount and by percentage of loan category at September 30, 1996 and 1997.

                          60-89 Days Delinquent     Delinquent 90 days and over       Total Delinquent Loans
                                          Percent                      Percent                         Percent
                                          of Loan                      of Loan                         of Loan
                        Number  Amount   Category   Number   Amount    Category    Number    Amount    Category
                                                         (dollars in thousands)
    Delinquent loans
     at September 30,
     1996
    Real estate:
     One- to four-
       family   . . .      10     $935       0.22%       17    $574         0.14%       27    $1,509        0.36%
     Multi-family and
       commercial   .       4      352       0.44         4     708         0.89         8     1,060        1.33
     Construction and
       land   . . . .       -        -         -          7   1,774         4.70         7     1,774        4.70
    Commercial
      business  . . .       -        -         -          5     274         2.56         5       274        2.56
    Consumer  . . . .       8       14       0.03         8      84         0.16        16        98        0.19
                         ----    -----                 ----  ------                   ----     -----
    Total . . . . . .      22   $1,301       0.22%       41  $3,414         0.57%       63    $4,715        0.79%
                         ====    =====      =====      ====  ======        =====     =====     =====        =====

    Delinquent loans
     at September 30,
     1997
    Real estate:
     One- to four-
       family   . . .      14     $813       0.21%       12  $1,796         0.47%       26    $2,609        0.68%
     Multi-family and
       commercial   .       2      233       0.26         6     645         0.71         8       878        0.97
     Construction and
       land   . . . .       2       78       0.32         1     283         1.16         3       361        1.48
    Commercial
      business  . . .       -        -          -         4      51         0.41         4        51        0.41
    Consumer  . . . .       6       63       0.08        20     385         0.50        26       448        0.58
                        -----   ------                -----   -----                  -----     -----
    Total . . . . . .      24   $1,187       0.20%       43  $3,160         0.54%       67    $4,347        0.74%
                        =====   ======      =====     =====   =====        =====     =====     =====       =====


      As of September 30, 1997, loans delinquent 60 days or more totalled $4.3 million compared to $4.7 million as of September 30, 1996. As a percent of total loans receivable, delinquencies decreased from 0.79% as of September 30, 1996 to 0.74% as of September 30, 1997.

      Foreclosed Properties. Foreclosed properties increased from $1.4 million as of September 30, 1996 to $1.8 million as of September 30, 1997. As of September 30, 1997, there was one foreclosed property with a balance over $400,000.

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

      Classified assets, including non-performing assets, are set forth in the following table.

                                                  September 30
                                               1996         1997
                                                 (in thousands)
    Non-performing loans:
     One- to four-family  . . . . . . . . .       $574       $1,796
     Commercial real estate   . . . . . . .        708          646
     Construction and land  . . . . . . . .      1,774          283
     Commercial business  . . . . . . . . .        274           51
     Consumer and other   . . . . . . . . .         84          385
                                               -------      -------
     Total non-performing loans   . . . . .      3,414        3,161
                                               -------      -------
    Foreclosed properties:
     One- to four-family  . . . . . . . . .        869          954
     Commercial real estate   . . . . . . .        534          839
     Land   . . . . . . . . . . . . . . . .         -            -
                                               -------      -------
     Total foreclosed properties  . . . . .      1,403        1,793
                                               -------      -------
    Total non-performing assets . . . . . .      4,817        4,954

    Non-performing assets not included in
     classified assets due to adequate
     collateral value:
     One- to four-family loans  . . . . . .        (38)         (18)
     Commercial real estate loans   . . . .         -            -
     Consumer loans   . . . . . . . . . . .        (15)         (30)
     Foreclosed properties  . . . . . . . .       (631)        (768)
    Additional classified assets (not
     considered non-performing):
     One- to four-family loans  . . . . . .      1,216          856
     Multi-family loans   . . . . . . . . .          -          233
     Consumer loans   . . . . . . . . . . .         44           62
     Commercial real estate loans   . . . .      1,311            -
     Construction and land  . . . . . . .            -           78
     Commercial business  . . . . . . . . .          -            -
                                               -------      -------
    Total classified assets . . . . . . . .     $6,704       $5,367
                                               =======      =======

     Total classified assets decreased to $5.4 million as of September 30, 1997 from $6.7 million as of September 30, 1996.

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

     As of September 30, 1997, management is not aware of any significant potential problem loans which are not included in non-performing loans.

     For the years ended September 30, 1997 and 1996, additional interest income which would have been recorded had the non-performing loans been current in accordance with their original terms amounted to $213,000 and $265,000, respectively. These amounts were not included in the Bank's income for these periods. The amounts that were included in interest income on such loans for these periods was $73,000 and $103,000, respectively.

     Allowance for losses on loans: Management has considered the Bank's delinquent loans, non-performing loans, and classified assets in establishing its allowance for losses on loans as of September 30, 1997. The allowance reflects management's evaluation of the risks inherent in the Bank's loan portfolio and the collectibility of the delinquent loans and non-performing loans. Although the Bank maintains its allowance at a level which it considers adequate to provide for potential losses, there can be no assurances that such losses will not exceed the estimated amounts or that higher provisions will not be necessary in the future.

     The distribution of the allowance for losses on loans by type of loan is as follows (dollars in thousands):


                                                       September 30, 1993                   September 30, 1994
                                                                       Percent of                           Percent of
                                                                        Loans in   Allowance                 Loans in
                                               Allowance     Total        Each         for        Total        Each
                                               for Losses     Loan     Category to   Losses       Loan     Category to
                                                on Loans    Balances   Total Loans  on Loans    Balances   Total Loans

    Real estate loans:
     One- to four-family  . . . . . . . . . .     $  708     $300,625       72.01%    $  789     $319,355        70.88%
     Multi-family and commercial    . . . . .      3,377       91,062       21.81      3,556       99,103        22.00
    Consumer loans  . . . . . . . . . . . . .        320       16,674        3.99        330       19,656         4.36
    Commercial business . . . . . . . . . . .        532        9,142        2.19        652       12,436         2.76
                                                   -----      -------     -------     ------      -------       ------
     Total  . . . . . . . . . . . . . . . . .     $4,937     $417,503      100.00%    $5,327     $450,550       100.00%
                                                  ======      =======     =======     ======      =======       ======


                              September 30, 1995               September 30, 1996               September 30, 1997
                                             Percent of                        Percent of                       Percent
                                              Loans in                          Loans in                       of Loans
                        Allowance               Each     Allowance                Each    Allowance             in Each
                            for     Total     Category      for                 Category      for      Total   Category
                          Losses     Loan     to Total    Losses   Total Loan   to Total    Losses     Loan    to Total
                         on Loans  Balances    Loans     on Loans   Balances     Loans     on Loans  Balances    Loans

    Real estate
      loans:
     One- to four-
      family  . . . .      $1,262  $410,524      72.90%    $1,782     $426,245     71.28%    $1,361   $383,849    65.29%
     Multi-family
      and commercial        2,824    97,832      19.88      2,824      109,824     18.37      2,824    115,126    19.58
    Consumer loans  .         360    28,697       5.24        351       51,219      8.57        241     76,469    13.01
    Commercial
     business . . . .         825    10,853       1.98        816       10,691      1.78      1,371     12,429     2.12
                           ------   -------     ------     ------      -------    ------     ------    -------   ------
     Total  . . . . .      $5,271  $547,906     100.00%    $5,773     $597,979    100.00%    $5,797   $587,873   100.00%
                           ======   =======     ======     ======      =======    ======     ======    =======   ======

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

   Investment Activities - Mortgage Securities

      The Bank purchases mortgage securities to supplement loan production and to provide collateral for borrowings.

      The following table shows purchases and repayments of mortgage securities:


                                        Year Ended September 30
                                       1995       1996       1997
                                             (in thousands)

    At beginning of period  . . .    $240,676   $351,599   $337,794
    Business acquisitions . . . .      34,168        -          -
    Purchases . . . . . . . . . .     118,139     46,924     73,149
    Principal repayments and          (37,782)   (59,016)   (55,684)
     amortization . . . . . . . .
    Sales . . . . . . . . . . . .      (9,459)       -          -
    Market value adjustment . . .       5,857     (1,713)     2,953
                                     --------   --------   --------
    At end of period  . . . . . .    $351,599   $337,794   $358,212
                                     ========   ========   ========

      The following table shows the carrying value of the Company's mortgage-related securities by type:

                                                              September 30
                 Type                   1993        1994          1995         1996          1997
                                                             (in thousands)
    Mortgage-backed securities
     held to maturity:
     One- to four-family  . . . . .     $164,921     $ 29,201      $ 44,767    $ 11,011      $  8,322
     Multi-family   . . . . . . . .        4,843            -             -           -             -
     Commercial real estate   . . .           80            -             -           -             -
                                         -------      -------      --------    --------      --------
                                         169,844       29,201        44,767      11,011         8,322
    Mortgage-related securities
     held to maturity:
     Fixed-rate CMOs (1-4 family)         35,610       69,633       107,700     132,246       166,880
     Floating-rate CMOs (1-4
      family)   . . . . . . . . . .            -            -        43,606      39,224        51,571
     Interest-only strips   . . . .           91            -             -           -             -
     Principal-only strips  . . . .       10,071            -             -           -             -
     CMO residual   . . . . . . . .           23            -             -           -             -
                                         -------      -------      --------    --------      --------
                                          45,795       69,633       151,306     171,470       218,451

    Mortgage-backed securities
     One-to four-family   . . . . .           -       129,000       143,971     139,766       117,033
     Multi-family   . . . . . . . .           -         2,213         1,060         321           300
                                         -------      -------      --------    --------      --------
                                              -       131,213       145,031     140,087       117,333

    Mortgage-related securities
     available for sale:
     CMOs (1-4 family)  . . . . . .           -             -             -       5,684         5,357
     Interest-only strips   . . . .           -         3,948         2,738       2,815         2,194
     Principal-only strips  . . . .           -         6,681         7,757       6,727         6,555
                                         -------      -------      --------    --------      --------
                                              -        10,629        10,495      15,226        14,106
                                         -------      -------      --------    --------      --------
    Total mortgage securities . . .     $215,639     $240,676      $351,599    $337,794      $358,212
                                         =======      =======      ========    ========      ========


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

      Mortgage-related securities: All except one of the Company's mortgage-related securities are either (1) derived from (and therefore backed by)
   mortgage-backed securities issued by GNMA, FNMA or FHLMC;   or (2)  have
   at least a AA rating from a national rating agency and are backed by one- to four-family residential mortgage loans. The only exception is a floating-rate CMO with a net book value of $4.7 million at September 30, 1997 which has an A rating.

      The CMO mortgage securities consist of (1) short-term, primarily sequential pay class, fixed-rate securities with projected average lives as of the date of purchase of between two and four years, and (2) floating rate securities for which the rate is based on a predetermined margin over the London Interbank Borrowing Rate (LIBOR) with a lifetime cap. The risks involved in holding these securities are similar to the risks involved in holding mortgage-backed securities. The risks relating to the fixed-rate securities are that (1) prepayment rates on the underlying mortgage-backed securities will be less than projected, resulting in a longer than expected life probably during a period in which market interest rates have increased (extension risk), and (2) prepayment rates on the underlying mortgage-backed securities will exceed projections resulting in a shorter than expected life possibly during a period in which the funds will have to be reinvested at lower market interest rates (prepayment risk and reinvestment risk). The risks relating to the floating-rate securities include (1) that market rates will exceed the lifetime cap, and (2) that the index used to determine the rate on the security will change in a manner different than the Company's short-term cost of funds.

      Interest-only strip mortgage securities receive only the interest portion of the payments received by the underlying mortgage-backed securities. The risk involved in holding interest-only strips is that the underlying mortgage-backed securities will prepay at a faster rate than originally projected. Faster prepayments reduce the yield and the market value of the strip since less interest is received over the life of the
   security.   The Company has purchased interest-only strips to protect
   against increases in interest rates, since interest-only strip securities increase in value if prepayments decrease, which generally occurs if interest rates increase.

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

      The Company and the Bank normally invest in high quality short- and medium-term investments, primarily interest-bearing deposits of insured banks and U.S. government and agency securities. Under their investment policies, the Company and the Bank may also invest in high-grade corporate bonds, mutual funds, repurchase agreements, federal funds, high-grade commercial paper, banker's acceptances, municipal and state government obligations, financial futures contracts, foreign bank CDs, and asset-backed securities. No such investments were made during 1997 but they may be made in the future, depending on market conditions.

      The Bank is required by federal regulations to maintain a minimum amount of liquid assets that must be invested in specified securities. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of September 30, 1997, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 8.5% compared to the OTS requirement of 5.0%.

      The following table sets forth the composition of the Company's other investments at the dates indicated.

                                                             September 30
                                            1995                 1996                1997
                                      Carrying   % of     Carrying    % of    Carrying    % of
                                       Value     Total     Value      Total     Value     Total
                                                        (dollars in thousands)

    Securities available for sale:
     U.S. government and agency
       securities   . . . . . . . .   $25,016     100.0%   $29,385     100.0%  $19,956    100.0%
                                      -------     -----    -------    ------    ------    -----
     Total    . . . . . . . . . . .   $25,016     100.0%   $29,385     100.0%  $19,956    100.0%
                                      =======     =====    =======    ======    ======    =====

    Other investments:
     Demand deposits in other
       financial institutions . . .    $9,603      48.6%   $17,715      65.3%  $30,519     76.4%
     Time deposits in other
       financial institutions . . .       308       1.6        611       2.3       509      1.3
                                      -------   -------    -------    ------  --------   ------
     Subtotal   . . . . . . . . . .     9,911      50.2     18,326      67.6    31,028     77.7
     FHLB stock   . . . . . . . . .     9,848      49.8      8,796      32.4     8,918     22.3
                                      -------   -------    -------    ------   -------   ------
    Total   . . . . . . . . . . . .   $19,759     100.0%   $27,122     100.0%  $39,946    100.0%
                                      =======   =======    =======    ======   =======   ======

      The composition and contractual maturities (except for securities available for sale, which are classified as maturing in one year) of the available for sale portfolio and the investment portfolio, excluding FHLB stock, is indicated in the following table.

                                               At September 30, 1997
                                                                          Total
                                     Less Than  1 to 10  Over 10   Carrying    Market
                                      1 Year     Years    Years     Value      Value
                                                   (dollars in thousands)

    Securities available for sale:
     U.S. government securities and
       federal agency obligations(1)  $19,956    $   -    $    -     $19,956    $19,956
                                      =======   ======   =======     =======    =======
    Other investments:
     Demand deposits in other
       financial institutions . . .  $ 30,519   $    -    $    -   $ 30,519     $30,519
     Time deposits in other
       financial institutions . . .       509        -         -        509         509
                                     --------   ------   --------   -------     -------
     Total    . . . . . . . . . . .   $31,028   $    -    $    -    $31,028     $31,028
                                      =======   ======   =======     =======    =======
    Total securities available for
     sale and other investments   .   $50,984   $    -    $    -    $50,984     $50,984
                                      =======   ======   =======     =======    =======
    Weighted average yield  . . . .      6.34%                         6.34%
                                         =====                         =====
   _________________________
   (1)  These securities contractually mature between one and five years from
        September 30, 1997 but are classified as maturing in one year as they are classified as available for sale.


   Subsidiaries

      As of September 30, 1997, the Bank had three active wholly-owned subsidiaries, Advantage Real Estate Services, Inc. ("ARES"), Advantage Investments, Inc. ("AII") and Advantage Financial Services and Insurance, Inc.("AFS&I").

      As of September 30, 1997, ARES had investments in three partnerships, Cranberry III Partnership, Geneva Professional Building Associates, and Pleasantview Limited Partnership with book values of $786,000, $217,000 and $481,000, respectively. These partnerships have investments in real estate. In addition to ARES' investment, the Company has a total of $5.7 million in adjustable-rate mortgage loans to the Cranberry III Partnership as of September 30, 1997. These loans are guaranteed by the individual partners in a percentage equal to their percentage interest in the partnership.

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

      AII is a Nevada corporation formed in December, 1992 to hold and manage certain investments in mortgage-related securities. At September 30, 1997, AII's total investment in mortgage-related securities was $181.0 million and its investment in U.S. government agency securities was $5.0 million. These investments are not subject to state income tax because Nevada has no state income tax.

      AFS&I is a Wisconsin corporation which is engaged in the business of selling non-insured investments and insurance and providing financial planning. Total commissions generated by the AFS&I for the 1997 fiscal year were $610,000.

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

      In setting rates for deposits, the Bank regularly evaluates (1) the cost of borrowing funds, (2) rates offered by competing institutions,
   (3) its investment and lending opportunities, and (4) its liquidity position. In order to decrease the volatility of its deposits, the Bank imposes early withdrawal penalties on its certificates of deposit. The Bank had $89.3 million and $74.6 million in brokered certificates of deposits as of September 30, 1996 and September 30, 1997, respectively.

      The following table presents, by various interest-rate intervals, the Bank's long-term (one year and over) time deposits as of the dates indicated.

                                September 30
    Interest  rate       1995      1996       1997
                               (In thousands)

    below 4.00% . . .    $2,141      $114        $815
    4.00 - 5.99%  . .   176,292   183,666     155,146
    6.00 - 7.99%  . .   122,341   115,153     139,818
    8.00% and above .     1,668       552         414
                        -------   -------     -------
                       $302,442  $299,485    $296,193
                        =======   =======     =======


     The following table presents, by various interest-rate intervals, the amounts of long-term (one year and over) time deposits at September 30, 1997 maturing during the periods indicated.

                                 3.99%     4.00%      6.00%      8.00%
                                  or        to          to        and                 Percent
                                  Less     5.99%      7.99%      above      Total    of Total
                                                    (dollars in thousands)

    Accounts maturing in year
       ending:
     September 30, 1998   . .      $609     $89,997    $61,517      $293   $152,416      51.5%
     September 30, 1999   . .       206      42,488     23,028       121     65,843      22.2
     September 30, 2000   . .         0      17,670     48,061         0     65,731      22.2
     After September 30, 2000         0       4,991      7,212         -     12,203       4.1
                                   ----     -------    -------      ----    -------     -----
    Total . . . . . . . . . .      $815    $155,146   $139,818      $414   $296,193     100.0%


    Percent of total  . . . .      0.3%       52.4%      47.2%      0.1%     100.0%
                                  ====       =====      =====     =====     ======


      The following table presents the maturities of the Bank's time deposits in amounts of $100,000 or more at September 30, 1997 by time remaining to maturity.

                                                       September 30,
                                                           1997
                Maturities                            (In thousands)

    October 1, 1997 through December 31, 1997 . . .         $12,578
    January 1, 1998 through March 31, 1998  . . . .           7,859
    April 1, 1998 through June 30, 1998 . . . . . .           4,827
    July 1, 1998 through September 30, 1998 . . . .           6,356
    October 1, 1998 and after . . . . . . . . . . .           8,199
                                                          ---------
                                                            $39,819
                                                          =========

      The Bank's deposit base at September 30, 1997 included $391.9 million of certificates of deposits with a weighted average interest rate of 5.79%. Of these certificates of deposit, $248.1 million will mature during the 12 months ending September 30, 1998. The Company will seek to retain these deposits consistent with its long-term objective of maintaining acceptable interest rate spreads. Depending upon interest rates existing at the time such certificates mature, the Bank's cost of funds may be significantly affected by the maturity of these certificates.


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

                                              Year Ended September 30
                                              1995      1996       1997
                                                   (in thousands)
    Maximum month-end balance:
     FHLB borrowings  . . . . . . . . . .    $163,010  $175,910   $176,360
     Securities sold under agreements to
       repurchase . . . . . . . . . . . .      12,110    48,355     83,262
    Average daily balance:
     FHLB borrowings  . . . . . . . . . .     150,484   165,131    164,710
     Securities sold under agreements to
       repurchase . . . . . . . . . . . .       4,289    19,779     72,105


      The following table sets forth certain information as to the Bank's FHLB borrowings and securities sold under agreements to repurchase as of the dates indicated.
                                                      September 30
                                               1995       1996       1997
                                                     (in thousands)
    FHLB  borrowings  . . . . . . . . . . .   $163,010   $175,910    $176,360
    Securities sold under agreements to
     repurchase   . . . . . . . . . . . . .     12,110     48,355      72,115
                                               -------    -------     -------
    Total borrowings  . . . . . . . . . . .   $175,120   $224,265    $248,475
                                               =======    =======     =======
    Weighted average interest rate of FHLB
     borrowings   . . . . . . . . . . . . .      6.20%      6.16%       6.44%
    Weighted average interest rate of
     securities sold under agreements to
     repurchase   . . . . . . . . . . . . .      5.77%      5.66%       5.77%


   Employees

      At September 30, 1997, the Company and its subsidiaries had a total of 271 full-time employees and 58 part-time employees. None of the these employees are represented by any collective bargaining group. Management considers its employee relations to be excellent.


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

   Legislative Proposals

   Several broad financial reform proposals were introduced in Congress in 1997 which, by their terms, could significantly affect federally chartered savings institutions, including proposals which would eliminate the federal thrift charter and require federal thrifts, such as the Bank, to convert to national banks. Management of the Company is unable to predict whether any such legislative proposal will be enacted into law in its current form or with substantial modifications and, accordingly, management cannot predict what impact, if any, such legislation may have on the Company or the Bank.

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

      The OTS assesses all savings institutions to fund the operations of the OTS. The general assessment, to be paid on a semi-annual basis, is computed upon a savings institution's total assets, including consolidated subsidiaries, as reported in the institution's latest Quarterly Thrift Financial Report. The Bank's OTS assessment for the six-month period ended December 31, 1997 was $103,000 (based upon the Bank's assets as of March 31, 1997 of $1.01 billion and the current OTS assessment rate).

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

   Brokered Deposits; Interest Rate Limitations

      FDIC regulations promulgated under FDICIA govern the acceptance of brokered deposits by insured depository institutions. The capital position of an institution determines whether and with what limitations an institution may accept brokered deposits. A "well capitalized" institution (one that significantly exceeds specified capital ratios) may accept brokered deposits without restriction. "Undercapitalized" institutions (those that fail to meet minimum regulatory capital requirements) may not accept brokered deposits and "adequately capitalized" institutions (those that are not "well capitalized" or "undercapitalized") may only accept such deposits with the consent of the FDIC. "Adequately capitalized" institutions may apply for a waiver by letter to the FDIC. An institution that is not "well capitalized," even if meeting minimum capital requirements, may not solicit brokered or other deposits by offering interest rates that are significantly higher than the relevant local or national rate as determined under the regulations. The Bank meets the definition of a "well capitalized" institution and, therefore, may accept brokered deposits without restriction. At September 30, 1997, the Bank had $74.6 million of brokered deposits.

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

   Insurance of Accounts and Regulation by the FDIC

      The Bank is a member of FDIC. Savings deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States government. In its capacity as an insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious risk to the FDIC. Under the FDI Act and FIDICIA, the FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action, and may terminate an institution's deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition. Management does not know of any practice, condition or violation of the Bank that could lead to termination of deposit insurance for the accounts of the Bank.

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

      Prior to January 1, 1997, SAIF-member institutions paid deposit insurance premiums based on a schedule of $0.23 to $0.31 per $100 of deposits, creating a substantial disparity between SAIF and BIF deposit insurance premiums. On September 30, 1996 President Clinton signed into law the Deposit Insurance Funds Act of 1996 (the "1996 Deposit Insurance Act") which, among other things, provided for the recapitalization of the SAIF through a one-time special assessment of approximately 65.7 basis points on the amount of deposits held by each SAIF-insured institution as of March 31, 1995. The one-time special assessment payable by the Bank as of September 30, 1996 was $4.4 million.

      As a result of the recapitalization of the SAIF by the special assessment, SAIF insurance premiums were substantially reduced, effective as of January 1, 1997, with the highest rated SAIF-insured institutions, such as the Bank, paying the statutory minimum of $2,000 plus 6.4 basis points for payment of the FICO obligations referenced below, thereby eliminating the disparity between the premiums paid by SAIF and BIF members of equivalent rating (except for the differential in the FICO portion of the premiums as described below).

      The 1996 Deposit Insurance Act also provided for full pro rata sharing by SAIF and BIF institutions, beginning no later than January 1, 2000, of the debt service obligation on bonds issued by the federally chartered Financing Corporation ("FICO") to fund the thrift rescue plan of the late 1980's, and until such time the premiums for BIF and SAIF will include a portion for FICO bond debt service of 1.3 and 6.4 basis points, for BIF and SAIF respectively, effective as of January 1, 1997. The 1996 Deposit Insurance Act further provides that the BIF and SAIF will be merged on January 1, 1999 if bank and savings association charters are merged into a single federal charter by that date, in which case full pro-rata sharing of the FICO obligation will commence on that date.

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

      As of September 30, 1997, the Bank had approximately $620 million of deposit accounts covered by deposit insurance and was classified as well capitalized and healthy.

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

      The following table summarizes the Bank's capital ratios and the ratios required by OTS federal regulations at September 30, 1997:

                                                             Risk-
                                      Tangible     Core      based
                                       Capital    Capital   Capital
                                         (Dollars in thousands)

       Bank's regulatory percentage      6.43%      6.43%    14.81%
     Required regulatory percentage      1.50%      3.00%     8.00%
                                        -----     ------    ------
       Excess regulatory percentage      4.93%      3.43%     6.81%
                                        =====     ======    ======
         Bank's regulatory capital    $65,339    $65,339   $71,121
       Required regulatory capital     15,235     30,470    38,420
                                       ------     ------    ------
         Excess regulatory capital    $50,104    $34,869   $32,701
                                       ======     ======    ======


      The capital standards established by the OTS require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity (including retained earnings) and certain noncumulative perpetual preferred stock and related surplus, less equity and debt investments in subsidiaries which are not "includable" subsidiaries. For this purpose all subsidiaries engaged solely in activities permissible for national banks or engaged solely in mortgage banking or in certain other activities solely as agent for its customers are "includable" subsidiaries. The Bank's wholly-owned subsidiary, Advantage Real Estate Services, Inc., is not an includable subsidiary and, accordingly, its assets are not included in the Bank's assets and capital for purposes of determining the Bank's regulatory
   capital.   In addition, all intangible assets, other than a limited amount of mortgage servicing rights, must be deducted from tangible capital. At September 30, 1997, the Bank had $3.9 million in intangible assets (net of applicable income tax effect) relating to the acquisition of branch deposits which is a deduction from capital for regulatory purposes.

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

      The OTS risk-based capital standard requires savings institutions to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital (subject to certain exclusions described below) and supplementary capital, minus the amount of its interest rate risk ("IRR") component discussed below. Supplementary capital consists of certain types of subordinated debt, certain nonwithdrawable accounts and certain other capital instruments that do not qualify as core capital and a portion of an institution's general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only up to the amount of core capital. At September 30, 1997, the Bank had not issued any capital instruments that qualified as supplementary capital and had $5.8 million of general valuation loan and lease loss allowances included in supplementary capital.

      Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital, in addition to the adjustments required for calculating core capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. At September 30, 1997, the Bank excluded all of its $2.1 million investments in its unconsolidated partnerships for this purpose.

      In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, are multiplied by a risk weight ranging from 0% to 100%, as assigned by the OTS capital regulation, based on the risks OTS believes are inherent in the type of asset.

      A savings association whose measured interest rate risk (IRR) exposure exceeds 2% must deduct an IRR component in calculating its total capital for purposes of determining whether it meets its risk-based capital requirement. The IRR component is an amount equal to the product of (i) 50% of the difference between its measured interest-rate risk exposure and 2%, multiplied by (ii) the estimated economic value of its total assets. This exposure is a measure of the potential decline in the Net Portfolio Value ("NPV") of a savings institution, that would result from a hypothetical 200 basis point increase or decrease (except when the 3-month Treasury bond equivalent yield is less than 4%, in which case the decrease will be one-half such Treasury rate) in market interest rates (whichever results in a lower NPV) divided by the estimated economic value of assets (calculated in accordance with certain OTS guidelines). The OTS will calculate changes in an institution's NPV from data submitted by the institution in a schedule to its Quarterly Thrift Financial Report. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. Management does not expect this rule to have a material impact of the Bank.

      Pursuant to FDICIA, in December 1994, the federal banking agencies, including the OTS, also adopted final regulations authorizing the agencies to require a depository institution to maintain additional total capital to account for concentration of credit risk and the risk of non-traditional activities, as well as an institution's ability to monitor and control such risks. While no quantitative measure will be generally applicable, the OTS is given authority to require individual institutions to maintain higher capital levels than those required under the quantitative tests described above, based upon such institution's particular concentration of credit risk and risks arising from nontraditional activities, as identified by OTS from time to time. Management does not believe that the Bank has any concentrations of credit or is a engaged in any non-traditional activities which in either case are likely to cause the OTS to require the Bank to maintain additional capital under this regulation.

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

      At September 30, 1997, the Bank was "well capitalized" as defined under the OTS regulations and, accordingly, was not subject to the foregoing limitations and restrictions placed upon undercapitalized institutions.

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

   Liquidity

      Each savings institution, including the Bank, is required to maintain an average daily balance of liquid assets for each calendar month equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and short-term borrowings for the immediately preceding calendar month. This average liquidity requirement may be changed from time to time by the OTS (between 4% and 10%), depending upon economic conditions and deposit flows of all savings institutions. At the present time, the minimum average liquidity requirement is 5%. In addition, the average daily balance of short term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) must currently constitute at least 1% of an institution's average daily balance of net withdrawable deposit accounts and current borrowings for the preceding calendar month. Monetary penalties may be imposed for a violation of either liquidity ratio requirement. In May 1997, the OTS proposed revisions to its liquidity regulations which are intended to simplify and reduce the requirements thereunder. Among other changes, the proposed amendments would (i) reduce the minimum average liquidity requirement from 5% to 4% and (ii) eliminate the 1% short-term liquid asset requirement. At September 30, 1997, the Bank was in compliance with both liquidity requirements, with an average liquidity ratio of 8.5% and a short-term liquidity ratio of 5.5%.

   Qualified Thrift Lender Test

      All savings institutions, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings institution to maintain at least 65% of its portfolio assets (which consist of total assets less (i) intangibles, (ii) properties used to conduct the savings institution's business and (iii) liquid assets not exceeding 20% of total assets) in qualified thrift investments on a monthly average for nine out of every twelve months on a rolling basis. As of September 30, 1997, the Bank was in compliance with the QTL requirements.

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

   Loans-to-One-Borrower Limit

      Under the HOLA, savings associations are subject to maximum loans-to-one-borrower limits applicable to national banks. In general, a savings institution may make loans-to-one-borrower in an amount up to the greater of $500,000 or 15% of the institution's unimpaired capital and unimpaired surplus (plus an additional 10% of its unimpaired capital and unimpaired surplus for loans fully secured by certain readily marketable collateral). At September 30, 1997, the Bank's lending limit for loans-to-one-borrower not fully secured by marketable collateral was $10.7 million. Under the HOLA, a broader limitation (the lesser of $30 million or 30% of unimpaired capital and unimpaired surplus) is provided under certain circumstances and subject to OTS approval, for loans to develop domestic residential housing units. In addition, under HOLA as limited by OTS regulation, a savings institution may provide purchase money mortgage financing in connection with the sale by it of real property acquired in satisfaction of debts previously contracted in good faith without regard to the loans-to-one-borrower limitation provided that no new funds are advanced and the institution is not placed in a more detrimental position than if it had held the property. As of September 30, 1997, the Bank is in compliance with these loans-to-one-borrower limitations.

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

   Federal Reserve System

      Regulation D of the Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, (primarily checking, NOW and certain other accounts that permit payments or transfers to third parties) and non-personal time deposits (including certain money market deposit accounts). These reserve levels are subject to adjustment from time to time by the Federal Reserve Board. At September 30, 1997, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS.
   See "Liquidity."

      Federal Home Loan Bank System members such as the Bank are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require institutions to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

   Federal Home Loan Bank System

      The Bank is a member of the FHLB Chicago, which is one of 12 regional FHLBs that administer the home financing credit function of savings institutions throughout the United States. Each FHLB serves as a reserve or central bank for its members within its assigned region. The FHLB makes loans to members (i.e. advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All loans from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term loans may be made only for the purpose of providing funds for residential home financing. At September 30, 1997, the Bank had $176.4 million in advances from the FHLB Chicago.

      As a member of the FHLB Chicago, the Bank is required to purchase and maintain stock in the FHLB Chicago. At September 30, 1997, the Bank had $8.9 million in FHLB stock, which satisfied this requirement. In past years, the Bank has received dividends on its FHLB stock. The dividend rate on such FHLB stock in fiscal 1997 was 6.75%.

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

   Community Reinvestment Act

      Under the Community Reinvestment Act ("CRA"), as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. An institution is assigned one of four overall ratings: "outstanding", "satisfactory", "needs improvement" or "substantial noncompliance". The CRA also requires all institutions to make their CRA ratings available to the public. The Bank's latest CRA rating, received in November, 1996, was "satisfactory".

      In 1995, the OTS and other federal financial supervisory agencies issued a final revised regulation to implement the CRA. The revised regulation, which became fully effective on July 1, 1997, eliminates the twelve assessment factors under the prior regulation and substitutes a performance based evaluation system. The Bank has not yet been evaluated under the new system.

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

      Institutions are required to collect and report data on a variety of matters, including originations and purchases of home mortgage, small business and small farm loans, and certain information on community development loans. Collection of information on consumer loans is optional.

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

      Effective for fiscal 1997 and future years, the Small Business Job Protection Act of 1996 (the "Job Protection Act") was enacted on August 10, 1996 and eliminates the percent-of-taxable-income method for computing additions to a savings association's tax bad debt reserves. The Job Protection Act requires all savings associations to recapture, over a six year period, all or a portion of their tax bad debt reserves added since the last taxable year beginning before January 1, 1988. Taxes have been provided in the financial statements for this recapture. The Job Protection Act allows a savings association to postpone the recapture of bad debt reserves for up to two years if the institution meets a minimum level of mortgage lending activity during those years. The Bank engaged in sufficient mortgage lending activity during fiscal year 1997 to be able to postpone any recapture of its bad debt reserves until at least fiscal 1998. The Bank believes that it will engage in sufficient mortgage lending activity during fiscal 1998 to be able to postpone any recapture of its bad debt reserves until fiscal 1999.

      Effective for fiscal 1997 and future years, under the Job Protection Act, the Bank determines additions to its tax bad debt reserves using the same method as a commercial bank of comparable size, and, if the Bank were to decide to convert to a commercial bank charter, such conversion would not cause any additional tax liability.

      As of September 30, 1997, retained earnings included approximately $22.4 million for which no provision for income tax has been made. This essentially represents pre-1988 accumulated bad debt deductions. Income taxes would be imposed at the then-applicable rates if the Bank were to use these reserves for any other purpose or were to no longer qualify as a bank. The income tax liability on this $22.4 million would approximate $8.5 million.

      In addition to the regular income tax, corporations, including savings associations such as the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including savings associations such as the Bank, were also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million. This tax does not apply to the Bank beginning for fiscal 1997.

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

      The Company and its subsidiaries were last audited by the IRS with respect to its consolidated federal income tax return for the year ended September 30, 1994. With respect to years examined by the IRS, either all deficiencies have been satisfied or sufficient reserves have been established to satisfy asserted deficiencies. In the opinion of management, any examination of still open returns (including returns of subsidiaries and predecessors of, or entities merged into, the Bank) would not result in a deficiency which could have a material adverse effect on the consolidated financial condition of the Company.

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

   Executive Officers of the Registrant

      The following table sets forth certain information with respect to the executive officers of the Company and the Bank as of September 30, 1997.

            Name                   Position With Company

    Paul P. Gergen       Chairman, President and Chief Executive
                         Officer of the Company and the Bank

    John Stampfl         Treasurer, Secretary and Chief Financial
                         Officer of the Company and Treasurer,
                         Secretary and Senior Vice President-
                         Finance of the Bank

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

      Paul P. Gergen, age 64, joined the Bank in 1984 as President and Chief Executive Officer. Mr. Gergen is a licensed attorney and CPA and has been involved in banking in various capacities for 37 years. He has been Chairman, President and Chief Executive Officer of the Company since its inception in 1992.

      John Stampfl, age 42, joined the Bank in 1984 as Vice President-Finance. He is a licensed CPA. He has been Treasurer, Secretary and Chief Financial Officer of the Company since its inception in 1992.

      William K. Koeper, age 49, joined the Bank in 1991 as Vice President-Marketing and Development. From 1988 to 1991, he was Dean of Business at Gateway Technical College, Kenosha, Wisconsin.

      Robert J. Muth, age 63, joined the Bank in 1985 as Vice President-Mortgage Lending. Mr. Muth has been involved in banking in various capacities for 44 years. He has been Vice President of the Company since its inception in 1992.

      David W. Adam, age 32, joined the Bank in 1988 as Financial Analyst, became Vice President-Information Systems in 1994 and became Senior Vice President-Information Systems in 1996. He is a licensed CPA.


   Item 2. Properties

      At September 30, 1997, the Bank operated through fifteen full-service savings institution offices and three mortgage loan origination limited offices located in Wisconsin and Illinois. The aggregate book value at September 30, 1997 of the properties owned was $12.8 million. The following table sets forth the location of the Bank's offices.

                                           Owned or          Date
                  Location                  Leased      Acquired/Leased

    Executive Offices and Home Office:
     5935 Seventh Avenue                    Owned            1960
     Kenosha, Wisconsin

     5125 6th Avenue                        Leased           1996
     Kenosha, Wisconsin

    Branch Offices:

     7535 Pershing Boulevard                Owned            1968
     Kenosha, Wisconsin

     410 Broad Street                       Owned            1973
     Lake Geneva, Wisconsin

     4235 52nd Street                       Owned            1975
     Kenosha, Wisconsin

     25100 75th Street                      Owned            1989
     Paddock Lake, Wisconsin

     8035 22nd Avenue                       Owned            1980
     Kenosha, Wisconsin

     927 North Green Bay Road               Owned            1996
     Waukegan, Illinois

     1011 14th Street                       Owned            1989
     North Chicago, Illinois

     3401 80th Street                       Leased           1993
     Kenosha, Wisconsin

     2811 18th Street                       Leased           1991
     Kenosha, Wisconsin

     2580 Sheridan Road                     Owned            1991
     Zion, Illinois

     5914-75th Street                       Leased           1994
     Kenosha, Wisconsin

     2406 South Green Bay Road              Leased           1994
     Racine, Wisconsin

     7151 West 159th Street                 Owned            1995
     Tinley Park, Illinois

     4900 West 87th Street                  Owned            1995
     Burbank, Illinois

    Loan Origination Offices:

     4015-80th Street                       Leased           1993
     Kenosha, Wisconsin  53142

     100 N. Atkinson Road                   Leased           1993
     Grayslake, Illinois

     4900 Spring Street                     Leased           1994
     Racine, Wisconsin

     933 N. Mayfair Road                    Leased           1995
     Wauwatosa, Wisconsin

     1230 East Diehl Road, Suite 302        Leased           1995
     Naperville, Illinois

    Possible future branch site

     12300 75th Street                      Owned            1989
     Bristol, Wisconsin

    Advantage Service Center
     5942 6th Ave.                          Owned            1993
     Kenosha, Wisconsin

   Item 3.   Legal Proceedings

      As of September 30, 1997, there were no pending legal proceedings which in the aggregate involve amounts which are believed by management to be material to the Company on a consolidated basis.

   Item 4.   Submission of Matters to a Vote of Security Holders

      During the fourth quarter of the fiscal year ended September 30, 1997, no matters were submitted to a vote of security holders through a solicitation of proxies or otherwise.

                                     PART II

   Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

   The Company's common stock is traded on The Nasdaq Stock Market under the symbol AADV. The table below shows the reported high and low sales prices of the common stock and dividends declared per share during the periods indicated:

                                                               Cash
                                 High            Low         Dividend
    Fiscal year 1996:
    First quarter . . . .       $31.40         $26.00         $.064
    Second quarter  . . .       $35.00         $28.50         $.080
    Third quarter . . . .       $35.50         $30.75         $.080
    Fourth quarter  . . .       $34.25         $32.35         $.080

    Fiscal year 1997  . .
    First quarter . . . .       $33.00         $31.25         $.080
    Second quarter  . . .       $41.50         $31.75         $.100
    Third quarter . . . .       $40.75         $36.50         $.100
    Fourth quarter  . . .       $58.50         $38.00         $.100


   See Note 11 of the Notes to Consolidated Financial Statements which describes restrictions on dividend payments by the Bank.

   As of September 30, 1997, the Company had approximately 2,700 shareholders of record.

   Item 6.   Selected Financial Data


                                                                    of September 30
                                                   1993         1994         1995          1996          1997
                                                                           (In thousands)

    Selected Financial Condition Data:

    Total assets  . . . . . . . . . . . .    $653,286     $741,307      $973,234     $1,016,386    $1,037,462
    Loans receivable - net  . . . . . . .     384,795      425,569       512,282        562,782       565,259
    Mortgage-related securities . . . . .     215,639      240,676       351,599        337,794       358,211
    Investment securities, certificates
     of deposits and marketable equity
     securities   . . . . . . . . . . . .      10,805       12,213        29,969         35,040        29,746

    Deposits  . . . . . . . . . . . . . .     412,500      507,338       681,925        680,851       670,775
    Borrowings  . . . . . . . . . . . . .     145,160      135,810       175,120        224,265       248,475
    Stockholders' equity  . . . . . . . .      80,816       82,935        93,078         88,866        99,004



                                                                Year Ended September 30
                                              1993         1994         1995          1996          1997
                                                                       (In thousands)

    Selected Operations Data:
    Total interest income . . . . . . . .     $45,918      $47,862      $67,516        $73,590       $76,667
    Total interest expense  . . . . . . .      24,249       24,954       39,376         43,765        45,714
                                              -------      -------      -------        -------       -------
       Net interest income  . . . . . . .      21,669       22,908       28,140         29,825        30,953
    Provision for losses on loans . . . .         720          720          460            480           360
                                              -------      -------      -------        -------       -------
       Net interest income after
        provision for losses on loans   .      20,949       22,188       27,680         29,345        30,593
                                              -------      -------      -------        -------       -------
    Fees and service charges  . . . . . .       1,483        1,807        2,668          5,135         5,275
    Net gain on loans, securities and
     other  . . . . . . . . . . . . . . .       1,262          584          253          1,742         1,665
    Other non-interest income . . . . . .         903          884        1,201          1,138         1,380
                                              -------      -------      -------        -------       -------
       Total non-interest income  . . . .       3,648        3,275        4,122          8,015         8,320
                                              -------      -------      -------        -------       -------
                                                                                         23,708        22,272
    Non-interest expenses . . . . . . . .      13,078       13,834       19,133
    Assessment to recapitalize Savings
      Association Insurance Fund  . . . .           -            -            -          4,435              -
    Writedown of intangible assets  . . .           -            -            -          4,720              -
                                              -------      -------      -------        -------       -------
    Income before taxes . . . . . . . . .      11,519       11,629       12,669          4,497        16,641
    Income taxes  . . . . . . . . . . . .       4,354        4,289        4,518          1,464         5,953
                                              -------      -------      -------        -------       -------
    Net income  . . . . . . . . . . . . .      $7,165       $7,340       $8,151         $3,033       $10,688
                                              =======     ========     ========        =======       =======
    Earnings per share  . . . . . . . . .       $1.82        $1.96        $2.20          $0.83         $3.09
                                              =======     ========     ========        =======       =======
    Earnings per share excluding non-
      recurring items (1) . . . . . . . .       $1.82        $1.96        $2.20          $2.39         $3.09
                                              =======     ========     ========        =======       =======



                                                      Year Ended September 30
                                            1993       1994       1995      1996       1997

    Other Data:
    Interest rate spread information:
     Average during year  . . . . . .       3.19%      3.07%     2.92%      2.88%       2.85%
     End of year  . . . . . . . . . .       2.93%      2.87%     2.67%      2.78%       2.83%
    Net interest margin (net interest
     income divided by average
     interest-earning assets)   . . .       3.66%      3.46%     3.26%      3.19%       3.17%
    Allowance for losses on loans to
     non-performing loans   . . . . .      79.71%    106.78%   219.00%    169.10%      183.4%
    Non-performing assets to total
     assets at end of year  . . . . .       1.20%      0.79%     0.46%      0.48%       0.49%
    Stockholders' equity to total
     assets at end of year  . . . . .      12.37%     11.19%     9.56%      8.74%       9.54%
    Dividends declared per share  . .          -          -     $0.192     $0.304       $0.38
    Dividend payout ratio (dividends
     per share to earnings per share)          -          -      8.73%     36.63%      12.30%
    Return on assets (ratio of net
     income to average total assets)        1.16%      1.07%     0.91%      0.31%       1.05%
    Return on stockholders' equity  .       8.99%      8.88%     9.42%      3.20%      11.67%
    Facilities at end of year:
     Number of full-service offices            11         11        15         15          15
     Number of loan production offices          3          4         5          5           5


   (1) Excludes the following nonrecurring items--assessment to recapitalize
   Savings Association Insurance Fund and writedown of intangible assets



   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Advantage Bancorp, Inc. (the "Company") is the holding company and owner of 100% of the common stock of Advantage Bank, FSB (the "Bank"), a federally-chartered stock savings institution. In this discussion and analysis, reference to the operations and financial condition of the Company includes the operations and financial condition of the Bank and its subsidiaries.

   Proposed Merger

   On November 3, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Marshall & Ilsley Corporation, a Wisconsin corporation ("M&I"), providing for the merger of the Company with and into M&I (the "Merger"). The Merger Agreement provides that each outstanding share of common stock, $.01 par value, of the Company ("Company Common Stock"), will be converted (other than certain shares that will be cancelled as specified in the Merger Agreement) into the right to receive 1.2 shares of common stock, $1.00 par value, of M&I ("M&I Common Stock"), subject to adjustment in the event that the average closing price of M&I Common Stock for the ten consecutive trading days preceding the fifth business day prior to the effective time of the Merger is above $61.67 per share or below $46.67 per share. The Merger is structured as a pooling-of-interests for financial accounting purposes and as a tax-free reorganization for shareholders of the Company. Completion of the Merger is subject to certain conditions, including approval by the shareholders of the Company, approval by the Federal Reserve Board, and other conditions to closing customary in transactions of this type. Management currently anticipates that the Merger will be completed in early 1998.

   Overview

   The Company's business currently consists of the business of the Bank. As a consumer-oriented financial institution, the Company offers a range of retail banking services to residents in its market area. The Company is principally engaged in the business of attracting deposits from the general public and investing those deposits, along with funds generated from operations and borrowings, by originating residential loans in its primary market area and investing in those loans. The Company also originates commercial real estate, multi-family, construction, consumer and commercial business loans. The Company also invests in mortgage-related securities and other investments. Finally, the Company offers, on an agency basis, certain securities brokerage services and insurance products to its customers.

   At September 30, 1997, the Company operated 15 full-service offices located in Kenosha County, Lake Geneva and Racine, Wisconsin and Lake County and Cook County, Illinois. The Company also operates mortgage loan origination offices in Kenosha, Racine and Wauwatosa, Wisconsin and Grayslake and Naperville, Illinois. Deposits with the Bank are insured up to the maximum allowable amount by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is subject to regulation by the Office of Thrift Supervision (the "OTS") and the FDIC.

   The Bank has three active subsidiaries: (1) Advantage Real Estate Services, Inc., which invests in real estate through three partnerships,
   (2) Advantage Investments, Inc., a Nevada corporation, which manages certain investments in mortgage-related securities, and (3) Advantage Financial Services and Insurance, Inc., which is engaged in the business of selling non-insured investments and insurance and providing financial planning.

   The Company's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on its loans, mortgage-related securities and other investment portfolios, and its cost of funds, consisting of interest paid on its deposits and borrowings. The Company's operating results are also affected to a lesser extent by gains or losses on the sale of investment securities, loans and real estate.

   The Company's operating expenses principally consist of employee compensation, occupancy expenses, federal insurance premiums and other general and administrative expenses. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

   The Company's basic mission is to serve its local communities while earning a profit for its shareholders. In seeking to accomplish this mission, management has adopted a business strategy designed to (1) maintain the Bank's capital well in excess of regulatory requirements, (2) manage the Company's vulnerability to changes in interest rates, (3) maintain the Company's high asset quality, (4) control operating expenses, and (5) take advantage of loan and deposit growth opportunities in the Company's primary market area as well as contiguous areas.

   Management has attempted to achieve these goals by focusing on (1) origination of adjustable rate one- to four-family mortgage loans ("ARM loans"), (2) origination of commercial real estate, multi-family, consumer, construction and commercial business loans, (3) increasing the Company's core deposit base, and (4) acquisition of deposits and loans from other financial institutions.

   Results of Operations -- Comparison of Years Ended September 30, 1997 and
   1996

   General

   Net income for the year ended September 30,1997 was $10.7 million, an increase of $7.7 million over 1996 net income of $3.0 million. Net income was lower in fiscal 1996 primarily due to a $4.7 million write-down of intangible assets and a $4.4 million one-time assessment to recapitalize the Savings Association Insurance Fund ("SAIF") of the FDIC. Without the two one-time charges in 1996 mentioned above, net income for 1996 would have been $8.8 million.

   Net Interest Income

   Total interest income was $76.7 million for the year ended September 30, 1997, an increase of $3.1 million, or 4.2%, compared to the year ended September 30, 1996. This increase was primarily due to a $43.9 million increase in average interest-earning assets in 1997 compared to 1996. Average interest-earning assets increased to $977.5 million in 1997 from $933.6 million in 1996.

   The Company's average interest rate margin decreased slightly from 3.19% in 1996 to 3.17% in 1997. This decrease in interest rate spread was due primarily to competitive market pressures. Management believes that the interest rate margin could continue to decline modestly during the 1998 fiscal year.

   The components of net interest income fluctuated significantly during 1997 due to various rate and volume changes (see "Rate Volume Analysis" table). The average yield on interest-earning assets decreased from 7.88% in 1996 to 7.84% in 1997.

   Total interest expense increased by $1.9 million in 1997 compared to 1996. The average cost of interest-bearing liabilities decreased slightly from 5.01% in 1996 to 4.99% in 1997.

   Provision for Losses on Loans

   The Company established provisions for losses on loans of $360,000 in 1997, compared to $480,000 in 1996. Nonperforming loans decreased from $3.4 million as of September 30, 1996 to $3.2 million as of September 30, 1997. This resulted in an increase in the ratio of the allowance for loan losses to nonperforming loans from 169% as of September 30, 1996 to 183% as of September 30, 1997.

   Non-interest Income

   Non-interest income for 1997 totalled $8.3 million compared to $8.0 million in 1996. The largest increase in non-interest income was in service charges on deposit accounts, which increased from $2.5 million in 1996 to $2.8 million in 1997 due primarily to an increase in checking account activity. This increase was offset by a decrease in mortgage brokerage commissions from $2.0 million in 1996 to $1.7 million in 1997.

   Gains on sales of loans decreased from $876,000 in 1996 to $627,000 in 1997. Gains on securities available for sale increased from $866,000 in 1996 to $1.0 million in 1997. These gains relate to marketable securities held by the Company which have increased in value during the last few years.

   Non-interest Expense

   Non-interest expense decreased 32.2% from $32.9 million in 1996 to $22.3 million in 1997. Non-interest expense was higher in 1996 primarily due to
   (1) the $4.4 million one-time special assessment to recapitalize the SAIF, and (2) the $4.7 million writedown of intangible assets.

   Non-interest expense before these one-time charges decreased 6.1% from$23.7 million in 1996 to $22.3 million in 1997. This decrease relates primarily to (1) a $1.6 million decrease in amortization of intangible assets and (2) a $1.0 million decrease in FDIC premiums relating to a decrease in the FDIC premium rate from 0.23% to 0.065% effective January 1, 1997. These decreases were partially offset by a $891,000 increase in salaries and employee benefits relating primarily to growth in the Company's business.

   Occupancy expenses increased from $3.0 million in 1996 to $3.2 million in 1997. This increase was due primarily to the lease of new corporate office space for a number of administrative departments beginning in March 1996.

   Income Taxes

   Federal and state income taxes increased from $1.5 million in 1996 to $6.0 million in 1997 due primarily to an increase in income before income taxes from $4.5 million in 1996 to $16.6 million in 1997. The Company's effective tax rate increased from 32.6% in 1996 to 35.8% in 1997 primarily due to a change in state income taxes.


   Results of Operations -- Comparison of Years Ended September 30, 1996 and
   1995

   General

   Net income for the year ended September 30,1996 was $3.0 million, a decrease of $5.2 million over 1995 net income of $8.2 million. This decrease in net income resulted primarily from a $4.7 million write-down of intangible assets and a $4.4 million one-time assessment to recapitalize the SAIF. For a further discussion of these one-time charges, see "Non-interest Expense" below.

   Without the two one-time charges mentioned above, net income for 1996 would have been $8.8 million, a 7.4% increase over 1995 net income of $8.2 million.

   Net Interest Income

   Total interest income was $73.6 million for the year ended September 30, 1996, an increase of $6.1 million, or 9.0%, compared to the year ended September 30, 1995. This increase was primarily due to a $69.7 million increase in average interest-earning assets in 1996. Average interest-earning assets increased to $933.6 million in 1996 from $863.9 million in 1995.

   The Company's average interest rate margin decreased from 3.26% in 1995 to 3.19% in 1996. The decrease in interest rate spread was due primarily to competitive market pressures.

   The components of net interest income fluctuated significantly during 1996 due to various rate and volume changes (see "Rate Volume Analysis" table). The average yield on interest-earning assets increased from 7.82% in 1995 to 7.88% in 1996.

   Total interest expense increased by $4.4 million in 1996 compared to 1995.
    The average cost of interest-bearing liabilities increased from 4.89% in 1995 to 5.01% in 1996.

   Provision for Losses on Loans

   The Company established provisions for losses on loans of $480,000 in 1996, generally comparable to the 1995 provision of $460,000. Nonperforming loans increased from $2.4 million as of September 30, 1995 to $3.4 million as of September 30, 1996. This resulted in a decrease in the ratio of the allowance for loan losses to nonperforming loans from 219% as of September 30, 1995 to 169% as of September 30, 1996.

   Non-interest Income

   Non-interest income for 1996 totalled $8.0 million compared to $4.1 million in 1995. Mortgage brokerage commissions increased $1.8 million from $235,000 in 1995 to $2.0 million in 1996. This increase was due to the acquisition by the Bank of substantially all of the assets of Financial Center of Illinois, Inc.(a mortgage brokerage company with offices in Wauwatosa, Wisconsin and Naperville, Illinois) on August 21, 1995. Service charges on deposit accounts increased from $1.9 million in 1995 to $2.5 million in 1996 due primarily to an increase in checking accounts.

   Gains on sales of loans increased from $108,000 in 1995 to $876,000 in 1996. This increase resulted primarily from an increase in the volume of fixed-rate loan sales from $15.9 million in 1995 to $55.1 million in 1996 relating to an increase in fixed-rate loan originations due to lower market interest rates during 1996.

   Gains on securities available for sale increased from $145,000 in 1995 to $866,000 during 1996. These gains relate to marketable equity securities held by the Company which had increased in value from the time of purchase to the time of sale.

   Non-interest Expense

   Non-interest expense increased 72.3% from $19.1 million in 1995 to $32.9 million in 1996. This increase was primarily due to (1) the $4.4 million one-time special assessment to recapitalize the SAIF, (2) the $4.7 million writedown of intangible assets, and (3) a $1.8 million increase in salaries and employee benefits relating primarily to the addition of the employees of the Financial Center of Illinois, Inc.

   The legislation affecting the SAIF recapitalization was enacted on September 30, 1996 and decreased the Bank's FDIC insurance premium from 0.230% to 0.064% of deposits effective January 1, 1997.

   The $4.7 million write-down of intangible assets related primarily to the core deposit intangible asset arising from the acquisition of Amity Bancshares, Inc. on December 16, 1994. The writedown reduced the book value of the intangible asset to fair value based on a calculation of the present value of estimated future cashflows associated with the deposits. This writedown was necessitated by a faster-than-projected rolloff of acquired deposits and lower-than-projected market interest rates which lowered the cost of alternative sources of funds used to value the intangible asset.

   Occupancy expenses increased from $2.4 million in 1995 to $3.0 million in 1996 relating to occupancy expenses of the Financial Center of Illinois, Inc. and the lease of new corporate office space for administrative departments beginning in March 1996.

   Other non-interest expenses increased from $3.6 million in 1995 to $4.8 million in 1996 primarily due to operating expenses of the Financial Center of Illinois, Inc. and other growth in the Bank's business.

   Income Taxes

   Federal and state income taxes decreased from $4.5 million in 1995 to $1.5 million in 1996 due primarily to the decrease in net income associated with the one-time charges described above. The Company's effective tax rate decreased from 35.7% in 1995 to 32.6% in 1996 primarily relating to a decrease in state income taxes.


                       CONSOLIDATED AVERAGE BALANCE SHEETS

   The following table sets forth certain information relating to the consolidated statements of financial condition and reflects the average yield on assets and average costs of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets and liabilities, respectively, for the periods shown. Non-accruing loans are included in average outstanding balance at a 0% rate. Interest earned includes fees which are considered adjustments to yields. Average balances are derived from average daily balances.

                                                                 September 30
                                           1995                             1996                             1997
                                Average    Interest             Average    Interest             Average     Interest
                              Outstanding   Earned/   Yield/  Outstanding  Earned/    Yield/  Outstanding    Earned/    Yield/
                                Balance      Paid      Rate     Balance      Paid      Rate     Balance       Paid       Rate
                                                             (dollars in thousands)

    Interest-Earning Assets:
     Loans receivable (1)         $489,201   $40,649    8.31%    $533,037    $45,038    8.46%     $573,430    $48,275      8.42%
     Mortgage-backed
       securities . . . . .        189,239    13,430    7.10      170,838     12,092    7.08       139,207      9,853      7.08
     Mortgage-related
       securities . . . . .        137,206     9,978    7.27      172,487     12,566    7.29       200,159     14,666      7.33
                                   -------    ------   -----      -------    -------  ------       -------     ------     -----
       Total mortgage
        securities  . . . .        326,445    23,408    7.17      343,325     24,658    7.18       339,366     24,519      7.22
     U.S government and
       agency securities  .         19,317     1,466    7.59       26,958      2,070    7.68        23,411      1,523      6.51
     Investment and other
       securities . . . . .         19,339     1,368    7.07       21,103      1,206    5.71        32,559      1,758      5.40
     FHLB stock   . . . . .          9,602       625    6.51        9,183        618    6.73         8,700        592      6.80
                                   -------    ------   -----      -------    -------  ------       -------     ------     -----
                                   863,904    67,516    7.82      933,606     73,590    7.88       977,466     76,667      7.84
                                   -------    ------   -----      -------    -------  ------       -------     ------     -----
    Interest-Bearing
     Liabilities:
     Time deposits  . . . .        402,735    22,379    5.56      418,496     24,065    5.75       399,128     22,833      5.72
     Savings deposits and
       NOW accounts (2) . .        238,871     7,220    3.02      263,072      7,757    2.95       272,826      7,640      2.80
                                   -------    ------   -----      -------    -------  ------       -------     ------     -----
     Total deposits   . . .        641,606    29,599    4.61      681,568     31,822    4.67       671,954     30,473      4.54
     Advance payments by
       borrowers for taxes
       and insurance  . . .          7,873       183    2.32        7,191        155    2.16         6,522        133      2.04
     Borrowings   . . . . .        155,216     9,486    6.11      185,503     11,408    6.15       236,815     14,869      6.28
     Interest rate swaps
       and caps . . . . . .            N/A       108     N/A          N/A        380     N/A           N/A        239       N/A
                                   -------    ------   -----      -------    -------  ------       -------     ------     -----
                                   804,695    39,376    4.89      874,262     43,765    5.01       915,291     45,714      4.99
                                   -------    ------   -----      -------    -------  ------       -------     ------     -----

    Net interest income                      $28,140                         $29,825                          $30,953
                                              ======                          ======                           ======

    Net interest rate spread
                                                        2.92%                           2.88%                              2.85%
                                                       =====                           =====                              =====
    Net earning assets  . .        $59,209                        $59,344                          $62,175
                                    ======                        =======                          =======
    Net yield on average
     interest-earning
     assets   . . . . . . .                            3.26%                           3.19%                               3.17%
                                                       =====                          ======                              =====
    Average interest-earning
     assets to average
     interest-bearing
     liabilities  . . . . .                     1.07                            1.07                             1.07
                                                ====                            ====                             ====
   ________________
   (1)  Calculated net of deferred loan fees, loan discounts, loans in process and allowance for losses on loans.
   (2)  Includes NOW and checking accounts with a zero interest rate.


                              RATE VOLUME ANALYSIS

   The following schedule presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the changes related to changes in outstanding balances and those due to changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume (i.e., changes in volume multiplied by the prior year's rate) and (2) changes in rate (i.e., changes in rate multiplied by the prior year's balance). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.


                                                           Year Ended September 30
                                              1995 vs. 1996                       1996 vs. 1997
                                           Increase                           Increase
                                          (Decrease)         Total           (Decrease)          Total
                                            Due to          Increase           Due to           Increase
                                       Volume      Rate    (Decrease)   Volume       Rate      (Decrease)
                                                                        (In thousands)

    Interest-Earning Assets:
      Loans receivable  . . . . . .      $3,694     $695       $4,389    $3,400        ($163)      $3,237
      Mortgage-backed securities  .      (1,302)     (36)      (1,338)   (2,239)            -      (2,239)
      Mortgage-related securities         2,570       18        2,588     2,028           72        2,100
                                         ------   ------      -------   -------       ------      -------
         Total mortgage securities        1,268      (18)       1,250      (211)          72         (139)
      U.S. government and agency
           securities   . . . . . .         586       30          616      (253)        (294)        (547)
      Investments and other
           securities   . . . . . .         147     (309)        (162)      615          (63)         552
      FHLB stock  . . . . . . . . .         (32)      26           (6)      (33)           7          (26)
                                         ------   ------      -------   -------       ------      -------
                                         $5,663     $424       $6,087    $3,518        ($441)      $3,077
                                         ======    =====       ======    ======        =====       ======

    Interest-Bearing Liabilities:

      Time deposits   . . . . . . .        $892     $801       $1,693   ($1,109)       ($123)     ($1,232)
      Savings deposits and NOW
         accounts . . . . . . . . .         709     (166)         543       330         (447)        (117)
                                         ------   ------      -------   -------       ------      -------
         Total deposits . . . . . .       1,601      635        2,236      (779)        (570)      (1,349)
      Advance payments by borrowers
         for taxes and insurance  .         (15)     (13)         (28)      (14)          (8)         (22)
      Borrowings  . . . . . . . . .       1,863       59        1,922     3,217          244        3,461
      Interest rate swaps   . . . .         272         -         272      (141)            -        (141)
                                         ------   ------      -------   -------       ------      -------
                                         $3,721     $681       $4,402    $2,283        ($334)      $1,949
                                         ======   ======      =======   =======       ======      =======

    Change in net interest income .                            $1,685                              $1,128
                                                               ======                              ======



   NET INTEREST SPREAD AT END OF PERIOD

   The following table sets forth the weighted average yields on the Company's interest-earning assets, the weighted average interest rates on interest-bearing liabilities and the interest rate spread between the weighted average yields and rates at the dates indicated.Non-accruing loans have been included in the table as loans carrying a zero yield. The yield rates do not reflect fees which are considered adjustments to yield on loans receivable.

                                     At September 30
                                 1995     1996     1997
    Weighted average yield on:
     Loans receivable   . . .     8.13%    8.22%     8.41%
     Mortgage-backed
       securities . . . . . .     7.06     7.12      7.08
     Mortgage-related
       securities . . . . . .     7.48     7.41      7.37
                                 -----   ------    ------
       Total mortgage
        securities  . . . . .     7.26     7.28      7.27
     U.S. government and
       agency securities  . .     6.70     6.20      6.48
     Investments and other
       securities . . . . . .     5.62     5.29      5.10
     FHLB stock   . . . . . .     6.25     6.75      6.75
                                 -----   ------    ------
       Combined weighted
        average yield on
        interest-earning
        assets  . . . . . . .     7.70     7.75      7.82

    Weighted average rate on:
     Time deposits  . . . . .     5.72     5.67      5.79
     Savings deposits and
       NOW accounts . . . . .     2.95     2.89      2.74
                                 -----   ------    ------
       Total deposits . . . .     4.67     4.56      4.52
     Advance payments by
       borrowers for taxes and
       insurance  . . . . . .     2.32     2.16      2.04
     Borrowings   . . . . .       6.30     6.39      6.36
                                 -----   ------    ------
       Combined weighted
        average rate on
        interest-bearing
        liabilities               4.98     4.97      4.99

    Net interest rate spread      2.72%    2.78%     2.83%
                                 =====    =====     =====

   Financial Condition

   General

   Total consolidated assets of the Company increased 2.0% to $1.04 billion as of September 30, 1997 from $1.02 billion as of September 30, 1996.

   Liquidity and Capital Resources

   The Company's primary sources of funds are deposits, principal and interest payments on loans receivable and mortgage-related securities, securities sold under agreement to repurchase (reverse repurchase agreements) and Federal Home Loan Bank ("FHLB") borrowings. While maturities and scheduled amortization of loans and mortgage-related securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company utilizes particular sources of funds based upon comparative costs and availability.

   The Company's largest source of funds from financing activities during the year ended September 30, 1997 consisted of net proceeds of $23.8 million from securities sold under agreements to repurchase. For the year ended September 30, 1996, the largest source of funds from financing activities was $36.2 million from securities sold under agreements to repurchase and a $12.9 million net increase in notes payable to the FHLB. The primary investing activities of the Company are the origination and purchase of loans and the purchase of mortgage securities. During the years ended September 30, 1996 and 1997, the Company originated and purchased loans in the amounts of $309.5 million and $351.6 million, respectively. These amounts include loans originated for sale. Purchases of mortgage securities totalled $46.9 million and $73.1 million in fiscal years 1996 and 1997, respectively.

   During fiscal years 1996 and 1997, the Company's investing activities were funded by (1) principal repayments on loans and mortgage securities totalling $264.2 million and $282.4 million, respectively, (2) proceeds from the sale of loans totalling $55.1 million and $123.1 million, respectively, (3) proceeds from sales and maturities of U.S. government and agency securities available for sale of $4.5 million and $12.5 million, respectively, (4) proceeds from sales of marketable equity securities of $2.1 million and $1.9 million, respectively, and (5) proceeds from the financing activities discussed above.

   The Bank is required to maintain minimum levels of liquid assets as defined by regulations of the OTS. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required percentage is currently 5.0%. The Bank's regulatory liquidity ratios were 9.5% and 8.5% at September 30, 1996 and 1997, respectively.

   The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term investments. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. At September 30, 1996 and 1997, cash and cash equivalents totalled $35.4 million and $42.9 million, respectively.

   Excess funds are generally invested in short-term investments such as interest-earning deposits or in mortgage securities. In the event that the Company should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of FHLB borrowings and reverse repurchase agreements.

   At September 30, 1997, the Company had outstanding loan origination commitments of $20.3 million and no commitments to purchase loans. The Company also had extended to customers unused lines of credit under home equity line of credit loans and commercial line of credit loans totalling $39.0 million and $29.4 million, respectively. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit held by depository customers of the Company which are scheduled to mature in one year or less at September 30, 1997 totalled $248.1 million. Based on the Company's deposit withdrawal experience, management believes that a significant portion of such deposits will remain with the Company.

   During fiscal years 1996 and 1997, the Company repurchased under its stock repurchase programs a total of 173,255 shares and 125,894 shares, respectively. The aggregate purchase price was $5.7 million and $4.2 million, respectively.

   During fiscal years 1996 and 1997, the Bank made dividend payments to the Company of $8.3 million and $8.8 million, respectively. During fiscal years 1996 and 1997, the Company paid dividends to its shareholders of $1.0 million and $1.2 million, respectively.

   At September 30, 1997, the Bank's capital exceeded all of the capital requirements of the OTS as mandated by federal law and regulations.

   Mortgage Securities

   Mortgage securities, which consist of mortgage-backed and mortgage-related securities, increased to $358.2 million as of September 30, 1997 from $337.8 million as of September 30, 1996. Purchases of mortgage securities totalled $46.9 million and $73.1 million in fiscal years 1996 and 1997,
   respectively.   All purchases of mortgage securities were either (1) one-
   to four-family residential mortgage securities issued by the Federal National Mortgage Association (FNMA) or the Federal Home Loan Mortgage Corporation (FHLMC), or (2) one- to four-family residential mortgage securities with at least an AA rating from a national rating agency. All purchases of mortgage-related securities were securities backed by mortgage-backed securities of the type described in the previous sentence.

   Loans Receivable

   Loans receivable increased to $565.3 million as of September 30, 1997 from $562.8 million as of September 30, 1996 as loan originations exceeded loan repayments. One- to four-family residential first mortgage loans represented 70.0% and 64.4% of total gross loans receivable as of September 30, 1996 and 1997, respectively. Consumer loans (primarily second mortgage loans) increased from 8.6% to 13.0% of total gross loans receivable as of September 30, 1996 and 1997, respectively. Additional information regarding loans receivable, non-performing loans and non-performing assets is provided below.

   Deposits

   Deposit accounts decreased to $670.8 million as of September 30, 1997 from $680.9 million as of September 30, 1996. This decrease was primarily the result of a $14.7 million decrease in brokered deposits from $89.3 million as of September 30, 1996 to $74.6 million as of September 30, 1997, offset in part by internal growth in deposits, including interest credited, of
   4.6 million.

   Borrowings

   Notes payable to FHLB increased slightly to $176.4 million as of September 30, 1997 from $175.9 million as of September 30, 1996.

   Borrowings under securities sold under agreements to repurchase increased to $72.1 million as of September 30, 1997 from $48.4 million as of September 30, 1996. This increase was due to an increase in repurchase agreements with local governmental units that are customers of the Bank.


                           LOAN PORTFOLIO COMPOSITION

   Total loans, including loans held for sale, increased to $565.3 million as of September 30, 1997 from $562.8 million as of September 30, 1996. The components of this increase are summarized, by type of collateral, as follows:

                                              September 30        Increase
                                            1996        1997     (Decrease)
                                                   (In thousands)
    Real estate loans:
      One- to four-family   . . . . . .    $418,647    $378,701   ($39,946)
      One- to four-family construction        7,598       5,148     (2,450)
      Multi-family  . . . . . . . . . .      24,993      26,923      1,930
      Commercial  . . . . . . . . . . .      54,671      63,755      9,084
      Other construction and land   . .      30,161      24,448     (5,713)
                                           --------    --------   ---------
         Total real estate loans  . . .     536,070     498,975    (37,095)

    Other loans:
      Home equity and second mortgage        43,893      67,997      24,104
      Other consumer  . . . . . . . .         7,325       8,472       1,147
      Commercial business   . . . . .        10,691      12,429       1,738
                                           --------    --------   ---------
         Total other loans  . . . . . .      61,909      88,898      26,989
                                           --------    --------   ---------
    Gross loans receivable  . . . . . .     597,979     587,873     (10,106)
    Add: Accrued interest . . . . . . .       3,718       3,755          37
    Less:     Net items to loans
              receivable  . . . . . . .     (38,915)    (26,369)     12,546
                                           --------    --------   ---------
      Total loans receivable  . . . . .    $562,782    $565,259      $2,477
                                           ========    ========   =========


   Total loans receivable increased by $2.5 million during fiscal 1997. One- to four-family residential mortgage loans decreased by $39.9 million, or 9.5%, during fiscal 1997 due primarily to customers with adjustable-rate mortgage loans exercising their option to convert to fixed rate loans which were then sold by the Bank into the secondary market. One- to four-family residential mortgage loans include permanent loans to individuals for construction of single-family residences (which they will occupy upon completion of construction) totalling $50.7 million and $31.8 million as of September 30, 1996 and 1997, respectively.

   One- to four-family construction loans decreased by $2.5 million. These loans are made to builders and developers for construction of single family detached residences and condominiums in the Company's market area. Commercial real estate loans increased by $9.1 million during fiscal 1997 as the Company continued to increase its lending to small businesses and professionals in the Company's market area.

   Other construction and land loans decreased by $5.7 million during fiscal 1997. These loans are primarily secured by commercial construction projects (usually multi-family and condominium projects) in the Company's market area.

   Home equity and fixed-rate second mortgage loans increased by $24.1 million in 1997 as the Company continued its emphasis on growth in consumer lending. This growth in consumer loans is expected to continue in the future.

   Commercial business loans increased by $1.7 million during fiscal 1997. These loans are loans to businesses which are secured by property other than real estate or are unsecured.

                              NON-PERFORMING ASSETS


   Non-performing assets (consisting of non-performing loans and foreclosed properties) increased slightly to $5.0 million as of September 30, 1997 from $4.8 million as of September 30, 1996. The Company places loans into non-performing and non-accrual status when loans are contractually delinquent more than 90 days, or earlier if warranted based on management's assessment of the loan. Non-performing assets are summarized as follows for the dates indicated:

                                             September 30
                               1993      1994     1995     1996     1997
                                       (In thousands)
    Non-performing loans:
      One- to four-family        $191     $867     $604    $666     $1,796
      Commercial real
         estate . . . . . .     5,565    3,666    1,685     616        646
      Construction and land        40      280        -   1,774        283
      Commercial business         316       70      105     274         51
      Consumer and other  .        81      106       13      84        385
                               ------   ------   ------  ------     ------
         Total non-
              performing
              loans . . . .     6,193    4,989    2,407   3,414      3,161
                               ------   ------   ------  ------     ------
    Foreclosed properties
     and properties subject
     to foreclosure:
      One- to four-family       1,203      224    1,547     869        954
      Commercial real
         estate . . . . . .       429      662      533     534        839
      Land  . . . . . . . .         -        -        -       -          -
                               ------   ------   ------  ------     ------
         Total foreclosed
              assets  . . .     1,632      886    2,080   1,403      1,793
                               ------   ------   ------  ------     ------
    Total non-performing
      assets  . . . . . . .    $7,825   $5,875   $4,487  $4,817     $4,954
                               ======   ======   ======  ======     ======
    Total as a percentage of
      total assets  . . . .      1.20%    0.79%    0.46%   0.47%      0.48%
                                 ====     ====     ====    ====       ====


                          ALLOWANCE FOR LOSSES ON LOANS

   The Company establishes specific allowances for losses on loans when any significant and permanent decline in value occurs. In addition, general loss allowances are provided based on past experience and on prevailing market conditions. Management's evaluation of loss considers various factors including, but not limited to, fair value of the property, general economic conditions, loan portfolio composition, prior loss experience, estimated sales price, refurbishing costs, and holding and selling costs. The evaluation of the allowance for losses on loans includes a review of both known loan problems as well as a review of potential problems based upon historical trends and ratios. Management believes that the allowance for losses on loans is adequate as of September 30, 1997 based upon its current evaluation of the factors discussed above. Net charge-offs increased from net recoveries of $22,000 in 1996 to net charge-offs of $336,000 in 1997.

   A summary of activity in the allowance for losses on loans is as follows:

                                         Year Ended September 30
                                1993      1994     1995      1996     1997
                                           (Dollars In thousands)

    Balance at beginning of
      year  . . . . . . . . .  $4,204    $4,937   $5,327    $5,271   $5,773

    Additions charged to
      operations:
      One- to four-family   .      50        50       30          -        -
      Multi-family and
         commercial real
         estate . . . . . . .     526       526       60          -        -
      Consumer  . . . . . . .      24        24       50          -     150
      Commercial business   .     120       120      320       480      210
                               ------    ------   ------    ------   ------
                                  720       720      460       480      360
    Additions from loan
      purchases and mergers:
      One- to four-family   .      -          -      469          -        -
      Multi-family and
         commercial real
         estate . . . . . . .      -          -       49          -        -
                               ------    ------   ------    ------   ------
                                   -          -      518          -        -
    Recoveries:
      One- to four-family   .      25        31       14        40       26
      Multi-family and
      commercial real estate        -        61        -         -        -
      Consumer  . . . . . . .       6         6       12        22        1
      Commercial business   .      13         -       12         1      444
                               ------    ------   ------    ------   ------
                                   44        98       38        63      471
    Charge-offs:
      One- to four-family   .      (6)        -      (40)      (29)    (447)
      Multi-family and
         commercial real
         estate . . . . . . .       -      (408)    (841)         -        -
      Consumer  . . . . . . .     (25)      (20)     (32)       (8)    (261)
      Commercial business   .       -         -     (159)       (4)     (99)
                               ------    ------   ------    ------   ------
                                  (31)     (428)  (1,072)      (41)    (807)
                               ------    ------   ------    ------   ------
    Net recoveries (charge-
      offs)   . . . . . . . .      13      (330)  (1,034)       22     (336)
                               ------    ------   ------    ------   ------
    Balance at end of year  .  $4,937    $5,327   $5,271    $5,773   $5,797
                               ======    ======   ======    ======   ======
    Ratio of net charge-offs
      to average loans
      outstanding during the
      year  . . . . . . . . .    0.00%     0.08%    0.20%     0.00%    0.06%
                               ======    ======   ======    ======   ======
    Allowance for losses on
      loans to non-performing
      loans   . . . . . . . .    79.7%    106.8%   219.0%    169.1%   183.4%
                               ======    ======   ======    ======   ======
    Allowance for losses on
      loans to total loans at
      end of year   . . . . .    1.28%     1.25%    1.03%     1.03%    1.03%
                               ======    ======   ======    ======   ======




                          ASSET / LIABILITY MANAGEMENT

   The Company's asset/liability management program seeks to maximize net income while managing the sensitivity of earnings to interest rate fluctuations. By using a computer simulation model, the Company assesses the effect of changing interest rates on the Company's projected future profitability.

   The Company uses a variety of tools to adjust its asset/liability position. First, the Company has focused its residential lending on ARMs, which generally reprice within one to three years. Second, the Company has focused its non-residential lending on adjustable or floating rate and/or short-term loans. Third, the Company has focused its investment activities on short- and medium-term securities. Fourth, the Company has attempted to maintain and increase its passbook and transaction deposit accounts, which are considered to be relatively resistant to changes in interest rates. Fifth, the Company has utilized long-term borrowings and deposit marketing programs to adjust the term to repricing of its liabilities. Sixth, the Company has used interest rate swaps to reduce its exposure to changes in interest rates.

   The Company's asset/liability position may be analyzed by examining the extent to which its assets and liabilities are "interest rate sensitive" and by monitoring the interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the estimated amount of interest-earning assets maturing or repricing within a specific time period and the estimated amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap tends to adversely affect net interest income while a positive gap tends to result in an increase in net interest income. During a period of falling interest rates, a negative gap tends to result in an increase in net interest income while a positive gap tends to adversely affect net interest income. Management seeks to maintain a relatively balanced gap position in order to limit the Company's exposure to interest-rate risk.

   At September 30, 1997, total interest-bearing assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same period by $6.1 million, representing a positive one-year gap of 0.6% of total assets. This gap compares to a negative one-year gap of $46.7 million, or 4.6% of total assets, as of September 30, 1996. This change relates primarily to the fact that the Company has sold almost of all its fixed-rate residential loans for the last several years and has purchased no fixed-rate mortgage securities for several years. Management considers its gap position as of September 30, 1997 to be acceptable.

   The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 1997 which the Company estimates will reprice or mature in the future time periods shown, based upon certain assumptions. Except as stated below, the amount of assets and liabilities shown as repricing or maturing during a particular period was determined based on the remaining term to repricing or maturity of the asset or liability. Fixed rate loans and mortgage-related securities are shown on the basis of management's estimate of annual payments and prepayments based on contractual amortization and forecasted prepayment rates. Loans and securities with adjustable rates are shown as repricing in the period during which the interest rates are next subject to change. The Company has assumed that its passbook savings, money market and NOW accounts are withdrawn at the following rates:

                                    Within       Over        Over
                                      One         1-3        3-5
                                     Year        Years       Years
    Passbook accounts . . . . .       17%         26%         17%
    Money market accounts . . .       79%         11%         5%

    NOW accounts:
       Interest bearing . . . .       37%         34%         9%
       Non-interest bearing . .       41%         27%         14%


   For purposes of the gap analysis, loans receivable is reflected after deducting the undisbursed portion of loan proceeds and non-performing loans. However, no deductions are made for the allowance for losses on loans or unamortized loan origination fees. Certain shortcomings are inherent in the method of analysis presented in the foregoing table. The Company's estimates for prepayments and withdrawals are subject to changing economic circumstances (especially changes in interest rates) and consumer behavior, both of which are beyond the Company's control. As a result, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may, in fact, mature or reprice at different times or at different volumes. In addition, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the changes in interest rates on certain types of assets and liabilities may lag behind changes in market rates. Additionally, certain assets, such as ARM loans, have features which limit changes in interest rates on a short-term basis and over the life of the asset.


                        CONSOLIDATED GAP ANALYSIS AS OF SEPTEMBER 30, 1997
                                                             Amount Maturing or Repricing
                                       Within      Over 1-3    Over 3-5    Over 5       Total
                                      One Year      Years       Years       Years       Amount
                                                        (Dollars in Thousands)

    Interest-earning assets:
    Fixed-rate loans receivable and
      mortgage securities:
      Loans receivable  . . . . . .      $44,222      $67,048    $43,249      $62,211    $216,730
      Mortgage securities   . . . .       74,708      121,731     57,896       32,660     286,995
                                         -------      -------    -------      -------     -------
                                         118,930      188,779    101,145       94,871     503,725

    Adjustable-rate loans
      receivables and mortgage
      securities:
      Loans receivable  . . . . . .      276,462       68,029      7,073          430     351,994
      Advances to unconsolidated
         partnerships . . . . . . .        3,649       2,071           -            -       5,720
      Mortgage securities   . . . .       70,547         669           -            -      71,216
                                         -------      -------    -------      -------     -------
                                         350,658       70,769      7,073          430     428,930
    Investment securities and other       41,445       16,980      1,477           -       59,902
                                         -------      -------    -------      -------     -------
         Total interest-earning
              assets  . . . . . . .     $511,033     $276,528   $109,695      $95,301    $992,557
                                         =======     ========    =======      =======     =======
    Interest-bearing liabilities:
    Deposits  . . . . . . . . . . .     $356,619    $221,934     $38,974      $53,248    $670,775
    Borrowings  . . . . . . . . . .      141,082      98,793       2,240        6,360     248,475
    Advance payments by borrowers
      for taxes and insurance              7,187           -           -            -       7,187
                                         -------      -------    -------      -------     -------
         Total interest-bearing
              liabilities . . . . .     $504,888    $320,727     $41,214      $59,608    $926,437
                                         =======     ========    =======      =======     =======

    Interest-earning assets less
      interest-bearing liabilities        $6,145    ($44,199)    $68,481      $35,693     $66,120
                                          ======     ========    =======      =======     =======
    Cumulative interest rate
      sensitivity gap   . . . . . .       $6,145    ($38,054)    $30,427      $66,120     $66,120
                                          ======     ========    =======      =======     =======
    Cumulative interest rate
      sensitivity gap as a
      percentage of total assets  .         0.6%       (3.7%)       2.9%         6.4%
                                          =====        =====      =====        =====


   Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

   The Company's financial performance is impacted by, among other factors, interest rate risk and credit risk. The Company utilizes no derivatives to mitigate its credit risk, relying instead on loan review and an adequate loan loss reserve (see Management's Discussion and Analysis of Financial Condition and Results of Operation).

   Interest rate risk is the risk of loss in value due to changes in interest rates. This risk is addressed by the Company's Asset Liability Management Committee ("ALCO"), which includes senior management representatives. The ALCO monitors and considers methods of managing interest rate risk by monitoring changes in net portfolio value ("NPV") and net interest income under various interest rate scenarios. The ALCO attempts to manage the various components of the Company's balance sheet to minimize the impact of sudden and sustained changes in interest rates on NPV and net interest income.

   The Company's exposure to interest rate risk is reviewed on at least a quarterly basis by the Board of Directors and the ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the Company's change in NPV in the event of hypothetical changes in interest rates and interest liabilities. If potential changes to NPV and net interest income resulting from hypothetical interest rate swings are not within the limits established by the Board, the Board may direct management to adjust its asset and liability mix to bring interest rate risk within Board-approved limits.

   In order to reduce the exposure to interest rate fluctuations, the Company has developed strategies to manage its liquidity, shorten the effective maturities of certain interest-earning assets, and increase the effective maturities of certain interest-bearing liabilities. First, the Company has focused its residential lending on ARMs, which generally reprice within one to three years. Second, the Company has focused its non-residential lending on adjustable or floating rate and/or short-term loans. Third, the Company has focused its investment activities on short- and medium-term securities. Fourth, the Company has attempted to maintain and increase its passbook and transaction deposit accounts, which are considered to be relatively resistant to changes in interest rates.
   Fifth, the Company has utilized long-term borrowings and deposit marketing programs to adjust the term to repricing of its liabilities. Sixth, the Company has used interest rate swaps to reduce its exposure to changes in interest rates.

   Interest rate sensitivity analysis is used to measure the Company's interest rate risk by computing estimated changes in NPV of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market rate sensitive instruments in the event of sudden and sustained increases and decreases in market interest rates ranging from one hundred to four hundred basis points. The Company's Board of Directors has adopted an interest rate risk policy which establishes maximum decreases in the NPV ranging from 15% to 60% in the event of sudden and sustained increases and decreases in market interest rates. The following table presents the Company's projected change in NPV for the various rate shock levels as of September 30, 1997 and the Board's established limitations relating thereto. All market rate sensitive instruments presented in this table are classified as either held to maturity or available for sale.
   The Company has no trading securities.

                                                                          Percent Change
           Change in          Market Value of         Actual                          Board
         Interest Rates      Portfolio Equity          Change          Actual         Limit

    400 basis point rise        $81,266,000         $(25,363,000)        24%           60%
    300 basis point rise         89,568,000          (17,061,000)        16%           45%
    200 basis point rise         97,100,000           (9,529,000)         9%           30%
    100 basis point rise        103,121,000           (3,508,000)         3%           15%
    Base Scenario               106,629,000                   0           0%           0%
    100 basis point decline     106,998,000              369,000          1%           15%
    200 basis point decline     102,955,000           (3,674,000)         3%           20%
    300 basis point decline      95,143,000          (11,486,000)        11%           25%
    400 basis point decline      85,820,000          (20,809,000)        20%           30%



   The preceding table indicates that at September 30, 1997, in the event of a sudden and sustained increase or decrease in prevailing market interest rates, the Company's NPV would be expected to decrease. At September 30, 1997, the Company's estimated changes in NPV were within the targets established by the Board of Directors.

   NPV is calculated based on the net present value of estimated cash flows utilizing market prepayment assumptions and market rates of interest provided by independent broker quotations and other public sources.

   Computation of forecasted effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposits decay, and should not be relied upon as indicative of actual future results. Further, the computations do not contemplate any actions the ALCO could undertake in response to changes in interest rates.

   Certain shortcomings are inherent in the method of analysis presented in the computation of NPV. Actual values may differ from those projections presented, should market conditions vary from assumptions used in the calculation of the NPV. Certain assets, such as adjustable-rate loans, which represent one of the Company's primary loan products, have features which restrict changes in interest rates on a short-term basis and over the life of the assets. In addition, the proportion of adjustable-rate loans in the Company's portfolio could decrease in future periods if market interest rates remain at or decrease below current levels due to refinance activity. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the NPV. Finally, the ability of many borrowers to repay their adjustable-rate mortgage loans may decrease in the event of interest rate increases.


   Item 8.   Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



    Report of Ernst & Young LLP, Independent Auditors . . . Page 53 Consolidated Statements of Financial Condition as of
     September 30, 1996 and 1997  . . . . . . . . . . . . .   Page 54
    Consolidated Statements of Income for each year in the
     three-year period ended September 30, 1997   . . . . .   Page 55
    Consolidated Statements of Stockholders' Equity for
     each year in the three-year period ended
     September 30, 1997   . . . . . . . . . . . . . . . . .   Page 56
    Consolidated Statements of Cash Flows for each year in
     the three-year period ended September 30, 1997   . . .   Page 57
    Notes to Consolidated Financial Statements  . . . . . .   Page 60

                          Report of Ernst & Young LLP,
                              INDEPENDENT AUDITORS

   The Board of Directors
   Advantage Bancorp, Inc.


   We have audited the accompanying consolidated statements of financial condition of Advantage Bancorp, Inc. and subsidiaries ("the Company") as of September 30, 1996 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at September 30, 1996 and 1997, and the consolidated results of its operations and cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles.



   October 31, 1997
   Milwaukee, Wisconsin

                   ADVANTAGE BANCORP, INC.  AND  SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                               FINANCIAL CONDITION

                                                      September 30
    ASSETS                                       1996             1997
    Cash and cash equivalents (includes
     interest earning deposits of
     $17,714,761 - 1996; $30,518,837-
     1997)  . . . . . . . . . . . . . . . .    $35,445,646       $42,908,363
    Certificates of deposit (approximates
     market value)    . . . . . . . . . . .        611,067           508,664
    U.S. government and agency securities
     available for sale (at market value)       29,385,356        19,956,301
    Mortgage-backed securities available
     for sale (at market value)   . . . . .    140,086,665       117,332,556
    Mortgage-backed securities held to
    maturity (market value $11,159,367 -
    1996; $8,421,309-1997)  . . . . . . . .     11,011,238         8,321,934
    Mortgage-related securities available
    for sale (at market value)  . . . . . .     15,226,120        14,105,718
    Mortgage-related securities held to
     maturity (market value of
     $172,913,430 - 1996; $222,150,681 -
      1997)     . . . . . . . . . . . . . .    171,470,022       218,450,643
    Marketable equity securities available
    for sale (at market value)  . . . . . .      5,043,091         9,281,261
    Loans held for sale   . . . . . . . . .      3,056,000         4,907,212
    Loans receivable - net  . . . . . . . .    559,725,640       560,352,039
    Foreclosed properties and properties
     subject to foreclosure - net   . . . .      1,403,440         1,792,677
    Investments in and advances to
     unconsolidated partnerships    . . . .      7,397,416         7,204,387
    Office properties and equipment   . . .     12,531,601        12,756,398
    Federal Home Loan Bank stock - at cost       8,795,600         8,918,000
    Accrued interest on investments and
     mortgage-related securities  . . . . .      2,640,672         2,515,698
    Deferred income taxes . . . . . . . . .      2,641,659                 -
    Intangible assets . . . . . . . . . . .      6,902,259         5,860,052
    Prepaid expenses and other assets . . .      3,012,020         2,290,536
                                             -------------     -------------
                                            $1,016,385,512    $1,037,462,439
                                             =============     =============
    LIABILITIES
    Deposits  . . . . . . . . . . . . . . .   $680,850,865      $670,775,364
    Notes payable to Federal Home Loan Bank    175,910,000       176,360,000
    Securities sold under agreements to
     repurchase   . . . . . . . . . . . . .     48,355,457        72,115,303
    Advance payments by borrowers for taxes
     and insurance  . . . . . . . . . . . .      8,496,925         7,187,361
    Accrued interest on deposit accounts  .      3,711,995         2,825,851
    Accrued interest on notes payable and
     other borrowings   . . . . . . . . . .      1,377,204         2,607,869
    Deferred income tax . . . . . . . . . .              -         2,226,660
    Other liabilities . . . . . . . . . . .      8,419,561         2,898,434
    Accrued income taxes  . . . . . . . . .        397,102         1,461,468
                                              ------------      ------------
        Total liabilities   . . . . . . . .    927,519,109       938,458,310

    STOCKHOLDERS' EQUITY
    Serial preferred stock, $.01 par value;
     authorized 5,000,000 shares; none
     outstanding  . . . . . . . . . . . . .             -                 -
    Common stock, $.01 par value;
     authorized 10,000,000 shares; issued
     4,124,780 shares; outstanding:
     3,326,768 - 1996; 3,235,830 - 1997   .         33,000            33,000
    Additional paid-in capital  . . . . . .     37,751,499        38,536,160
    Loan to Employee Stock Ownership Plan .     (1,704,941)       (1,405,470)
    Unearned restricted stock awarded . . .       (894,777)         (839,055)
    Treasury stock, at cost: 798,102 shares
     - 1996; 888,950 - 1997 . . . . . . . .    (17,627,105)      (21,319,434)
    Unrealized gain (loss) on securities
     available for sale   . . . . . . . . .       (699,857)        2,667,084
    Retained earnings   . . . . . . . . . .     72,008,584        81,331,844
                                             -------------     -------------
        Total stockholders' equity  . . . .     88,866,403        99,004,129

    Commitments and contingent liabilities
     (see note 14)  . . . . . . . . . . . .
                                             -------------     -------------
                                            $1,016,385,512    $1,037,462,439
                                             =============     =============

          See accompanying notes to consolidated financial statements.

                    ADVANTAGE BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                              Year Ended September 30
                                         1995          1996           1997
    Interest income:
     Interest on loans  . . . .     $40,649,023   $45,037,786    $48,275,124
     Interest on
       mortgage-related
       securities . . . . . . .      23,407,834    24,658,171     24,518,920
     Interest and dividends on
       investment securities  .       2,305,959     2,897,154      2,405,839
     Other interest income  . .       1,152,621       996,962      1,466,945
                                    -----------   -----------    -----------
    Total interest income . . .      67,515,437    73,590,073     76,666,828

    Interest expense:
     Interest on deposits   . .      29,598,632    31,821,842     30,473,315
     Interest on notes payable
       and other borrowings . .       9,777,075    11,943,590     15,240,188
                                    -----------   -----------    -----------

     Total interest expense   .      39,375,707    43,765,432     45,713,503
                                    -----------   -----------    -----------
     Net interest income  . . .      28,139,730    29,824,641     30,953,325
    Provision for losses on
     loans  . . . . . . . . . .         460,000       480,000        360,000
                                    -----------   -----------    -----------
    Net interest income after
     provision for losses on
     loans  . . . . . . . . . .      27,679,730    29,344,641     30,593,325

    Non-interest income:
     Loan fees and service
       charges  . . . . . . . .         508,614       659,828        783,525
     Mortgage brokerage
     commissions  . . . . . . .         234,803     2,009,193      1,700,755
     Service charges on deposit
       accounts . . . . . . . .       1,924,993     2,466,310      2,790,423
     Gain on sales of loans -
       net  . . . . . . . . . .         107,513       875,830        627,446
     Net realized gain on
       securities available for
       sale . . . . . . . . . .         145,000       866,070      1,037,848
     Equity in net income of
       unconsolidated
       partnerships . . . . . .         116,335       113,685        178,610
     Other  . . . . . . . . . .       1,084,969     1,024,137      1,201,819
                                   ------------  ------------    -----------
     Total non-interest income        4,122,227     8,015,053      8,320,426

    Non-interest expenses:
     Salaries and employee
       benefits . . . . . . . .       8,200,652    10,014,275     10,905,060
     Occupancy  . . . . . . . .       2,397,697     2,985,996      3,239,517
     Data processing  . . . . .         590,938       655,837        728,589
     Advertising  . . . . . . .         530,953       533,066        698,127
     Federal deposit insurance
       premiums . . . . . . . .       1,323,680     1,595,462        647,775
     Assessment to recapitalize
       Savings Association
       Insurance Fund of FDIC                -      4,434,589             -
     Writedown of intangible
       assets . . . . . . . . .              -      4,719,529             -
     Amortization of intangible
       assets . . . . . . . . .       2,062,530     2,611,780      1,042,207
     Professional services  . .         380,987       540,674        469,104
     Other  . . . . . . . . . .       3,645,987     4,772,125      4,542,044
                                  ------------- -------------  -------------
     Total non-interest
       expenses . . . . . . . .      19,133,424    32,863,333     22,272,423
                                  ------------- -------------  -------------
    Income before income taxes       12,668,533     4,496,361     16,641,328

    Income taxes  . . . . . . .       4,517,548     1,463,824      5,953,449
                                  ------------- -------------  -------------
    Net income  . . . . . . . .      $8,150,985    $3,032,537    $10,687,879
                                  ============= =============  =============
    Earnings per share (Note 1)          $2.20          $0.83          $3.09
                                         =====          =====          =====


          See accompanying notes to consolidated financial statements.

                    ADVANTAGE BANCORP,  INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY

                                                                                                      Unrealized
                                                                                          Unearned    Gain (Loss)
                                Additional                                               Restricted  on Securities
                     Common       Paid-in      Retained      Treasury         Loan         Stock       Available
                     Stock        Capital      Earnings       Stock         to ESOP       Awarded      for Sale        Total

   Balance at
     September 30,
     1994  . . . .     $33,000   $37,004,174   $63,221,297  $(10,027,931)  $(2,497,791) $(1,075,464)  $(3,722,622)   $82,934,663
   Net income  . .         ---          ---      8,150,985            ---           ---          ---           ---     8,150,985
   Awards of
    restricted
    stock  . . . .         ---       105,511           ---            ---           ---    (105,511)           ---           ---
   Purchase of
    treasury stock
    (162,591
    shares)  . . .         ---           ---           ---    (3,781,661)           ---          ---           ---   (3,781,661)
   Exercise of
    stock options
    (115,315
    shares)  . . .         ---       139,441     (463,940)      1,458,135           ---          ---           ---    1,133,636
   Dividends paid          ---           ---     (665,120)            ---           ---          ---           ---     (665,120)
   Repayment of
    ESOP loan  . .         ---           ---           ---            ---       511,988          ---           ---      511,988
   Amortization of
    unearned
    restricted
    stock awarded          ---           ---           ---            ---           ---      294,369           ---      294,369
   Unrealized gain
    on securities
    available for
    sale . . . . .         ---           ---           ---            ---           ---          ---     4,497,466    4,497,466
   Other . . . . .         ---           512         1,598             57           ---          ---           ---        2,167
                     ---------    ----------    ----------   -----------     ---------     --------        -------   ----------
   Balance at
     September 30,
     1995  . . . .      33,000    37,249,638    70,244,820   (12,351,400)   (1,985,803)    (886,606)       774,844   93,078,493

   Net income  . .          -             -      3,032,537             -             -            -             -     3,032,537
   Awards of
    restricted
    stock  . . . .          -        342,098            -              -             -     (140,557)            -        201,541
   Purchase of
    treasury stock
    (173,255
    shares)  . . .          -             -             -     (5,729,530)            -            -             -    (5,729,530)
   Exercise of
    stock options
    (35,891
    shares)  . . .          -        159,763     (223,543)        453,825            -            -             -       390,045
   Dividends paid           -             -    (1,045,230)             -             -            -             -    (1,045,230)
   Repayment of
    ESOP loan  . .          -             -             -              -        280,862           -             -       280,862
   Amortization of
    unearned
    restricted
    stock  . . . .          -             -             -              -             -       132,386            -       132,386
   Unrealized loss
    on securities
    available for                                                                                 -
    sale . . . . .          -             -             -              -             -                 (1,474,701)   (1,474,701)
                     ---------    ----------    ----------   -----------     ---------     --------        -------   ----------
   Balance at
     September 30,
     1996  . . . .      33,000    37,751,499    72,008,584   (17,627,105)   (1,704,941)    (894,777)     (699,857)   88,866,403

   Net income  . .          -             -    10,687,879              -             -            -             -    10,687,879
   Awards of
    restricted
    stock  . . . .          -        466,819            -              -             -     (155,472)            -       311,347
   Purchase of
    treasury stock
    (125,894
    shares)  . . .          -             -             -     (4,185,066)            -            -             -    (4,185,066)
   Exercise of
    stock options
    (34,956
    shares)  . . .          -        317,842     (128,149)       492,737             -            -             -       682,430
   Dividends paid           -             -    (1,236,470)             -             -            -             -    (1,236,470)
   Repayment of
    ESOP loan  . .          -             -             -              -       299,471            -             -       299,471
   Amortization of
    unearned
    restricted
    stock  . . . .          -             -             -              -             -      211,194             -       211,194
   Unrealized gain
    on securities
    available for                                                                                 -
    sale . . . . .          -             -             -              -             -                   3,366,941    3,366,941
                     ---------    ----------   ----------    -----------    ----------     --------        -------   ----------
   Balance at
     September 30,
     1997  . . . .     $33,000   $38,536,160  $81,331,844   ($21,319,434)  ($1,405,470)   ($839,055)    $2,667,084  $99,004,129
                     =========    ==========   ==========    ===========    ==========     ========      =========   ==========


          See accompanying notes to consolidated financial statements.

                    ADVANTAGE BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                           Year Ended September 30
                                     1995           1996            1997
    Operating activities:

    Net income  . . . . . . . .    $8,150,985      $3,032,537    $10,687,879
    Adjustments to reconcile
     net income to net cash
     provided by operating
     activities
     Provision for losses on
       loans  . . . . . . . . .       460,000         480,000        360,000
     Provision for
       depreciation . . . . . .       912,397       1,085,360      1,369,030
     Writedown of intangible
       assets . . . . . . . . .           -         4,719,529            -
     Amortization of
       intangible assets  . . .     2,062,530       2,611,780      1,042,207
     Equity in net income of
       unconsolidated
       partnerships . . . . . .      (116,335)       (113,685)      (178,610)
     Net loss (gain) on sale
       of foreclosed properties      (140,721)        (10,794)        90,747
     Net amortization of
       discount and premiums on
       mortgage securities  . .      (785,634)       (816,812)      (708,347)
     Increase (decrease) in
       deferred income taxes  .     1,620,723      (4,157,935)     2,732,466
     Increase (decrease) in
       accrued income taxes . .       243,187        (668,768)     1,064,366
     Decrease (increase) in
       interest receivable  . .      (408,757)       (266,448)       109,093
     Increase (decrease) in
       interest payable . . . .     1,574,886        (408,534)       344,521
     Loans originated for sale    (17,349,224)    (55,754,049)   (95,740,854)
     Proceeds from sale of
       loans  . . . . . . . . .    15,928,424      55,103,049     93,889,642
     Receipt of FHLB stock
     dividend   . . . . . . . .      (149,400)             -             -
     Amortization of cost of
       restricted stock benefit
       plan . . . . . . . . . .       294,369         132,386        211,194
     Increase (decrease) in
       accrued FDIC SAIF
       special assessment . . .            -        4,434,589     (4,434,589)
     Other  . . . . . . . . . .    (3,599,256)     (1,091,778)    (1,693,475)
                                   ----------      ----------     ----------
    Net cash provided by
     operating activities   . .     8,698,174       8,310,427      9,145,270

    Investing activities:
     Proceeds from maturities
       of certificates of
       deposit  . . . . . . . .       914,598         198,000        102,706
     Proceeds from sale and
       maturity of U.S.
       government and agency
       securities available for
       sale . . . . . . . . . .    36,326,805       4,500,000     12,500,000
     Proceeds from sale of
       marketable equity
       securities . . . . . . .       435,750       2,088,713      1,934,877
     Proceeds from sale of
       mortgage-backed
       securities available for
       sale . . . . . . . . . .     9,459,280              -              -
     Proceeds from sale of
       FHLB stock . . . . . . .            -        1,477,600        677,600
     Purchases of certificates
       of deposit . . . . . . .      (202,474)       (500,820)            -
     Purchase of U.S.
       government and agency
       securities available for
       sale . . . . . . . . . .    (6,008,203)     (9,000,000)    (3,000,000)
     Purchase of FHLB stock   .            -         (425,600)      (800,000)
     Purchases of mortgage
       loans  . . . . . . . . .    (9,929,250)             -              -
     Loans transferred to held
       for sale and sold  . . .            -               -      29,194,553
     Purchases of mortgage-
       related securities held
       to maturity  . . . . . .   (88,527,687)    (44,888,700)   (73,148,108)
     Purchases of mortgage-
       backed securities held
       to maturity  . . . . . .    (4,874,040)             -              -
     Principal repayments on
       mortgage-related
       securities held to
       maturity . . . . . . . .    12,322,954      18,930,463     26,695,410
     Principal repayments on
       mortgage-backed
       securities held to
       maturity . . . . . . . .     4,080,032       3,151,987      2,948,927
     Loan principal repayments    163,171,984     204,629,823    226,027,966
     Loans originated   . . . .  (201,912,372)   (253,766,609)  (255,900,375)
     Principal repayments on
       loan to ESOP . . . . . .       511,988         280,863        299,471
     Purchases of marketable
       equity securities  . . .    (1,553,187)     (2,785,453)    (3,631,618)
     Purchases of mortgage-
       backed securities
       available for sale . . .   (24,737,402)     (2,035,207)            -
     Principal repayments on
       mortgage-backed
       securities available for
       sale   . . . . . . . . .    21,257,261      35,708,578     25,319,336
     Principal repayments on
       mortgage-related
       securities available for
       sale . . . . . . . . . .       707,853       1,742,150      1,366,393
     Proceeds from sale of
       foreclosed properties  .     1,098,902       1,435,313      1,184,664
     Investments in and
       advances to
       unconsolidated
       partnerships . . . . . .            -       (2,690,555)            -
     Principal repayments on
       loans to unconsolidated
       partnerships . . . . . .       166,907         178,500        247,635
     Cash distribution from
       unconsolidated partner-
       ship . . . . . . . . . .        50,000         100,000        124,004
     Additions to office
       properties and equipment      (740,142)     (3,070,369)    (1,593,827)
     Business acquisition, net
       of cash and cash
       equivalents acquired of
       $5,727,802:
       Loans receivable . . . .   (37,181,491)             -              -
       Mortgage-backed
        securities  . . . . . .   (34,168,133)             -              -
       U.S. government and
        agency securities   . .   (45,543,011)             -              -
       Intangible assets  . . .   (14,722,843)             -              -
       Deposit accounts . . . .   106,934,528              -              -
       FHLB advances  . . . . .     3,000,000              -              -
       Other - net  . . . . . .     2,402,297              -              -
                                 ------------    ------------   ------------
    Net cash used in investing
     activities   . . . . . . .  (107,259,096)    (44,741,323)    (9,450,386)

    Financing activities:
     Net increase (decrease)
       in deposit accounts  . .    67,652,253      (1,074,018)   (10,075,501)
     Proceeds from notes
       payable to the Federal
       Home Loan Bank . . . . .    41,000,000      64,500,000     51,000,000
     Repayment of notes
       payable to the Federal
       Home Loan Bank . . . . .   (14,400,000)    (51,600,000)   (50,550,000)
     Net increase in
       securities sold under
       agreements to repurchase     9,709,637      36,245,820     23,759,846
     Net increase (decrease)
       in advance payments by
       borrowers for taxes and
       insurance  . . . . . . .       546,332      (2,161,009)    (1,309,564)
     Proceeds from exercise of
       stock options  . . . . .       994,252         230,304        364,588
     Dividends paid   . . . . .      (665,120)     (1,045,230)    (1,236,470)
     Purchase of treasury
     stock  . . . . . . . . . .    (3,781,661)     (5,729,530)    (4,185,066)
                                 ------------    ------------    -----------
    Net cash provided by
     financing activities   . .   101,055,693      39,366,337      7,767,833
                                 ------------    ------------    -----------
    Increase in cash and cash
     equivalents  . . . . . . .     2,494,771       2,935,441      7,462,717

    Cash and cash equivalents:
    At beginning of year  . . .     30,015,434     32,510,205     35,445,646
                                   -----------   ------------    -----------
    At end of year  . . . . . .    $32,510,205    $35,445,646    $42,908,363
                                   ===========   ============    ===========

    Supplemental disclosures of
     cash flow information:
     Interest paid (including
       amounts credited to
       deposit accounts)  . . .   $37,787,908     $44,173,966    $45,368,982
     Income taxes paid  . . . .     2,195,556       4,889,068      2,156,615
    Supplemental schedule of
     noncash investing
     activities:
     Loans receivable
       transferred to (from)
       foreclosed properties  .     2,152,524        (747,536)    (1,664,648)
     Securities transferred
       from held-to-maturity to
       available for sale . . .             -      37,300,000             -



          See accompanying notes to consolidated financial statements.

                    ADVANTAGE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997

   1.  Summary of significant accounting policies

   Advantage Bancorp, Inc. (the "Company") is a Wisconsin corporation incorporated in December 1991 for the purpose of becoming a savings and loan holding company for Advantage Bank FSB (the "Bank"). On March 20, 1992, the Bank converted from a mutual to a stock form of ownership and the Company completed its initial public offering selling 4,124,780 shares at $9.20 per share. The Company acquired all of the issued and outstanding capital stock of the Bank using a portion of the net proceeds from the conversion.

   Business - The Company provides a full range of financial services to individual customers and small businesses through the Bank in Wisconsin and Illinois. The Company is subject to competition from other financial institutions. The Company and its subsidiaries are also subject to the regulations of certain governmental agencies and undergoes periodic examinations by those regulatory authorities.

   Basis of financial statement presentation - The accounting and reporting policies of the Company and its subsidiaries conform to generally accepted accounting principles ("GAAP") and to general practices within the financial services industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and the valuation of foreclosed properties, management obtains independent appraisals for significant properties.

   Principles of consolidation - The consolidated financial statements include the accounts and operations of the Company, the Bank and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Bank's investments in unconsolidated partnerships are accounted for using the equity method.

   Interest on loans - Interest on loans is recorded as income in the period earned. Allowances are established for accrued interest on loans on which any payments are considered uncollectible.

   Allowance for losses on loans - Specific allowances for losses on loans are established when any significant and permanent decline in value occurs. In addition, general loss allowances are provided based on past experience and on prevailing market conditions. Management's evaluation of loss considers various factors, including, but not limited to, fair value of the property, general economic conditions, loan portfolio composition, prior loss experience, estimated sales price, refurbishing costs, holding costs and selling costs. Where loss is indicated, a specific allowance for the estimated loss is provided or the uncollectible portion of the asset is written off.

   As of October 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114 entitled "Accounting by Creditors for
   Impairment of a Loan" (SFAS No. 114).   SFAS No. 114 requires that
   impaired loans be measured at the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Company's financial statement were not significantly impacted by the adoption of SFAS No. 114.


   Loan fees - Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amounts are amortized as an adjustment of the related loan's yield. The Bank is amortizing these amounts using the level-yield method over the contractual life of the related loans.

   Sales of loans - As of October 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 122 entitled "Accounting for Mortgage Servicing Rights," (SFAS No. 122) which requires that an allocation of costs be made between loans and their related servicing rights for loans originated with a definitive plan to sell or securitize these loans and retain the servicing rights. SFAS No. 122 requires entities to recognize a separate asset for servicing rights which increases the gain on sale of loans when the servicing rights are retained. Prior to October 1, 1995, costs were fully allocated to the loan and servicing income was recognized as it was received over the life of the loan. Adoption of SFAS No. 122 had the effect of increasing net income for fiscal years 1996 and 1997 by approximately $400,000 and $450,000, respectively.

   Loans held for sale - Loans held for sale are carried at the lower of aggregate cost or market.

   Mortgage servicing rights - The cost of mortgage servicing rights is amortized over the estimated life of the estimated net servicing revenue using the level yield method. Impairment of mortgage servicing rights is determined periodically based on the fair value of those rights. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights exceed their fair value. The fair value of mortgage servicing rights is based on the present value of estimated future cashflows using current estimates of required market rates of return, loan prepaymenr rates, servicing costs, fee income, investment interest rates and other relevant factors.

   Investments in debt and equity securities - Investments in equity securities that have readily determinable fair values and investments in debt securities are classified in one of three categories and accounted for as follows:
   (1) Debt securities that the enterprise has the positive intent and ability to hold to maturity are classified as "held-to-maturity securities" and reported at amortized cost.
   (2) Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as "trading securities" and reported at fair value, with unrealized gains and losses included in earnings. The Company had no trading securities during fiscal year 1996 or 1997.
   (3) Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as "available-for-sale securities" and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

   Management determines the appropriate classification for its securities at the time of purchase.

   As of December 31, 1995, the Company reclassified approximately $37.3 million in securities from held-to-maturity to available-for-sale under the one-time opportunity allowed under the Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities, which was issued by the Financial Accounting Standards Board ("FASB") in November 1995. Under this Guide, a one-time reclassification could be made without calling into question the propriety of the Company's stated intent relating to these securities in prior or subsequent periods.

   Foreclosed properties and properties subject to foreclosure - Real estate owned (which was acquired by foreclosure or by deed in lieu of foreclosure) and real estate in judgment are written down to their fair value upon acquisition and are subsequently carried at the lower of cost or net realizable value. Costs relating to the development and improvement of property are capitalized; holding costs are charged to expense.

   Office properties and equipment - Land is carried at cost. Buildings, furniture and equipment are carried at cost, less accumulated depreciation. The costs of buildings, furniture and equipment are depreciated principally using the straight-line method over the estimated useful lives of the assets.

   Income taxes - Deferred income tax assets and liabilities are adjusted regularly to amounts estimated to be receivable or payable based on current tax law and the Company's tax status. Consequently, tax expense in future years may be impacted by changes in tax rates and tax return limitations.

   Intangible assets - The cost in excess of net assets of acquired businesses is being amortized on an accelerated basis over the lives of the long-term assets acquired in the business combination. The cost in excess of net assets of acquired businesses, net of accumulated amortization, was $1,826,000 and $1,440,000 as of September 30, 1996 and 1997, respectively. Premiums resulting from the valuation of core deposits acquired in business combinations and the purchase of branch offices are being amortized on an accelerated basis over the estimated lives of the deposits using the level yield method. Core deposit intangibles, net of accumulated amortization, were $5,076,000 and $4,420,000 as of September 30, 1996 and 1997, respectively.

   As of September 30, 1996, a $4,720,000 writedown of core deposit intangibles was recorded. This writedown related primarily to the core deposit intangible asset arising from the acquisition of Amity Bancshares, Inc. ("Amity") on December 16, 1994. The writedown brings the book value of the intangible asset to fair value based on a calculation of the present value of estimated future cashflows associated with the deposits. This writedown was necessitated by a faster-than-projected net withdrawals of acquired deposits and lower-than-projected market interest rates which has lowered the cost of alternative sources of funds used to value the intangible.

   Cash equivalents - The Company considers its demand deposits at other financial institutions to be cash equivalents.

   Interest rate swap agreements - The Company enters into interest rate swap agreements as a means of managing its exposure to rising market interest rates. The agreements involve the receipt of floating rate amounts in exchange for the payment of fixed rate interest payments over the life of the agreement without an exchange of the underlying principal
   amount (the "notional amount").    The differential to be paid or received
   on interest rate swaps entered into to reduce the impact of changes in market interest rates is accrued as interest rates change and is recognized over the life of the agreements as interest income or expense. The fair value of the swap agreements are not recognized in the financial statements.

   Stock based compensation - The Company adopted the provisions of Statement of Financial Accounting Standards No. 123 entitled "Accounting for Stock-Based Compensation" (SFAS No. 123) as of October 1, 1996. SFAS No. 123 establishes accounting and disclosure requirements using a fair value based method of accounting for stock-based compensation plans. As permitted under the provisions of SFAS No. 123, the Company elected to continue to recognize compensation expense using the intrinsic value-based method of valuing stock options as contained in Accounting Principles Board Opinion No. 25. For fiscal 1997, the Company determined that the effect on net income and earnings per share of using the fair value based method of accounting defined in SFAS No. 123 applied on a pro forma basis for awards granted since July 1, 1995 under employee stock-based compensation plans was not material.

   Earnings per share - Earnings per share of common stock is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The resulting number of shares used in computing earnings per share for fiscal 1995, 1996 and 1997 was
   3,706,235, 3,661,833 and 3,463,502, respectively.   Stock options are
   regarded as common stock equivalents and are therefore considered in the earnings per share calculations. Common stock equivalents are computed using the treasury stock method.

   Stock dividend - All per share amounts have been adjusted to reflect a 25% stock dividend paid as of February 23, 1996 in the form of a five-for-four stock split.

   Accounting for transfers and servicing of financial assets and extinguishments of liabilities - In June 1996, Statement of Financial Accounting Standards No. 125 entitled "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No. 125) was issued. This statement, among other provisions, applies a "financial-components approach" that focuses on control, whereby an entity recognizes the sale of financial and servicing assets when control has been surrendered, and de-recognizes liabilities when extinguished. SFAS No. 125 provides consistent standards of distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement, effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, was applied prospectively. In December 1996, the FASB reconsidered certain provisions of SFAS No. 125 and issued Statement of Financial Accounting Standards No. 127, entitled "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125, an amendment of FASB Statement No. 125" (SFAS No. 127), which defers until December 31, 1997, the effective date of implementation for transactions related to repurchase agreements, dollar roll repurchase agreements, securities lending and similar transactions. All provisions of SFAS No. 125 continue to be applied prospectively, with earlier or retroactive application not permitted. Management of the Company does not believe that the adoption of SFAS No. 127 will have a material effect on the Company's financial position, liquidity or results of operations.

   Reclassifications - Certain amounts in the 1995 and 1996 financial statements have been reclassified to conform to the 1997 presentations.

   Pending accounting changes -

   (1) Earnings per share: In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, entitled "Earnings Per Share" (SFAS No. 128). This statement establishes standards for computing and presenting earnings per share (EPS) and simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share." SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15 and its interpretations and supersedes or amends other accounting pronouncements related to present computations of EPS. The statement replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation with equal prominence of basic and diluted EPS for income from continuing operations and for net income on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

   The provisions of SFAS No. 128 are effective for financial statements for both interim and annual periods ending after December 15, 1997, with all prior periods EPS data restated to conform with SFAS No. 128. Basic earnings per share for the fiscal years 1995, 1996 and 1997 would have been $2.36, $0.88 and $3.29, respectively. Diluted earnings per share for the fiscal years 1995, 1996 and 1997 would have been $2.20, $0.83 and $3.05, respectively.

   (2)  Disclosure of information about capital structure:   In February
   1997, the FASB issued Statement of Financial Accounting Standards No. 129 entitled "Disclosure of Information About Capital Structure" (SFAS No.
   129). This statement basically consolidates disclosure requirements found in other previously existing accounting literature regarding capital structure. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997, and since it contains no changes in the disclosure requirements, such adoption will not have a material effect on the Company's current capital structure disclosures.

   (3) Reporting comprehensive income: In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 entitled "Reporting Comprehensive Income" (SFAS No. 130). This statement establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income is the total of reported net income and all other revenues, expenses, gains and losses that under generally accepted accounting principles bypass reported net income. SFAS No. 130 requires that comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements with the aggregate amount of comprehensive income reported in that same financial statement. SFAS No. 130 permits the statement of changes in stockholders' equity to be used to meet this requirement. Companies are encouraged, but not required, to display the components of other comprehensive income below the total for net income in the statement of operations or in a separate statement of comprehensive income. Companies are also required to display the cumulative total of other comprehensive income for the period as a separate component of equity in the statement of financial position.

   This statement is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. Companies are also required to report comparative totals for comprehensive income in interim reports. Management of the Company has not determined the period in which to adopt the provisions of this statement.

   (4)  Disclosures about segments of an enterprise and related
   information:   In June 1997, the FASB issued Statement of Financial
   Accounting Standards No. 131 entitled "Disclosures About Segments of an Enterprise and Related Information" (SFAS No. 131). This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," and utilizes the "management approach" for segment reporting. The management approach is based on the way that the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on any manner in which management disaggregates its company such as by products and services, geography, legal structure and management structure. SFAS No. 131 requires disclosures for each segment that are similar to those required under current standards with the addition of quarterly disclosure requirements and more specific and detailed geographic disclosures especially by countries as opposed to broad geographic regions. This statement also requires descriptive information about the way the operating segments were determined, the products/services provided by the operating segments, the differences between the measurements used in reporting segment information and those used in the general purpose financial statements, and the changes in the measurement of segment amounts from period to period.

   The provisions of SFAS No. 131 are effective for fiscal years beginning December 15, 1997, with earlier application permitted. SFAS No. 131 does not need to be applied to interim statements in the initial year of application but such comparative information will be required in interim statements for the second year. Comparative information for earlier years must be restated in the initial year of application. Management of the Company has not determined the period in which to adopt the provisions of this statement.

      2.  Business combinations

   On December 16, 1994, the Company completed the acquisition of Amity Bancshares, Inc. ("Amity") in a cash transaction for $25.0 million. The transaction was accounted for as a purchase. Amity, based in Tinley Park, Illinois, was the parent company of Amity Federal Bank for Savings. Amity had total assets of $141.2 million as of December 16, 1994. This acquisition resulted in the recording of a core deposit intangible of $11.8 million and goodwill (unidentifiable intangible asset) of $2.6 million. The core deposit intangible is being amortized to expense on an accelerated basis over the estimated life of the deposits. Goodwill is being amortized to expense at a constant rate applied to the carrying amount of the long-term interest-earning assets.

   On August 21, 1995, the Company completed the cash purchase of substantially all of the assets of The Financial Center of Illinois, Inc., a mortgage broker operating in the Chicago and Milwaukee metropolitan areas. The purchase price was not material to the Company's consolidated financial statements.

      3.  Investments in securities
   The amortized cost and estimated market values of investment securities at September 30, 1996 and 1997 are as follows:

                                                                                       Estimated
                                      Amortized                                          Market
                                       Cost at         Gross           Gross            Value at
                                     September 30    Unrealized     Unrealized        September 30
                                          1996         Gains          Losses              1996

    U.S government and agency
      securities available for
      sale:
      U.S. Treasury notes   . . . .    $2,997,903    $          -         $38,528          $2,959,375
      Federal Home Loan Bank notes     12,388,116          98,621          24,425          12,462,312
      Federal National Mortgage
         Association notes  . . . .     7,510,349          23,972          10,685           7,523,636
      Federal Farm Credit notes   .     1,997,671          36,704               -           2,034,375
      Federal Home Loan Mortgage
         Corp. notes  . . . . . . .     1,989,803             -             9,933           1,979,870
      Sallie Mae notes  . . . . . .     2,393,577          32,992             781           2,425,788
                                      -----------         -------       ---------         -----------
                                      $29,277,419        $192,289         $84,352         $29,385,356
                                      ===========         =======       =========         ===========
    Mortgage-backed securities
      available for sale  . . . . .  $142,359,026        $564,865      $2,837,226        $140,086,665
                                      ===========         =======       =========         ===========
    Mortgage-backed securities held
      to maturity   . . . . . . . .   $11,011,238        $151,302          $3,173         $11,159,367
                                      ===========         =======       =========         ===========
    Mortgage-related securities
      available for sale:
      Interest only strips backed
         by FNMA MBS  . . . . . . .    $1,733,846      $1,081,127      $       -           $2,814,973
      Principal only strips backed
         by FNMA MBS  . . . . . . .     7,873,451         109,782       1,255,757           6,727,476
      A-rated whole loan CMO  . . .     4,746,922          97,233              -            4,844,155
      AAA-rated FHLMC CMO   . . . .       869,831             -            30,315             839,516
                                      -----------       ---------       ---------          ----------
                                      $15,224,050      $1,288,142      $1,286,072         $15,226,120
                                      ===========       =========       =========          ==========
    Mortgage-related securities
      held to maturity:
      CMOs backed by FNMA/FHLMC
         MBS  . . . . . . . . . . .    $52,773,160     $1,242,603        $302,219          $53,713,544
      AAA- and AA-rated whole loan
         CMOs . . . . . . . . . .      118,696,862      1,158,180         655,156          119,199,886
                                       -----------      ---------      ----------          -----------
                                      $171,470,022     $2,400,783        $957,375         $172,913,430
                                       ===========      =========      ==========          ===========
    Marketable equity securities
      available for sale  . . . . .     $4,431,768       $675,767         $64,464           $5,043,091
                                       ===========      =========      ==========          ===========
    U.S government and agency
     securities available for sale:
     U.S. Treasury notes  . . . . .     $2,998,607         $1,664          $8,083           $2,992,188
     Federal Home Loan Bank notes        7,935,356         62,859           2,389            7,995,826
     Federal National Mortgage
       Association notes  . . . . .      3,493,830         11,482             -              3,505,312
     Federal Farm Credit notes  . .      1,998,536         39,589             -              2,038,125
     Federal Home Loan Mortgage
       Corp. notes  . . . . . . . .      1,993,963          4,318             -              1,998,281
     Sallie Mae notes   . . . . . .      1,419,079          7,490             -              1,426,569
                                       -----------      ---------         -------          -----------
                                       $19,839,371       $127,402         $10,472          $19,956,301
                                       ===========      =========         =======          ===========
    Mortgage-backed securities
     available for sale   . . . . .   $116,349,132     $1,590,742        $607,318         $117,332,556
                                       ===========      =========         =======          ===========
    Mortgage-backed securities held
     to maturity. . . . . . . . . .     $8,321,934       $112,896         $13,521           $8,421,309
                                       ===========      =========         =======          ===========
    Mortgage-related securities
     available for sale:
     Interest only strips backed by
       FNMA MBS . . . . . . . . . .     $1,576,636       $617,790     $        -            $2,194,426
     Principal only strips backed
       by FNMA MBS  . . . . . . . .      7,153,619        102,277         682,871            6,573,025
     A-rated whole loan CMO   . . .      4,692,896         96,126              -             4,789,022
     AAA-rated FHLMC CMO  . . . . .        562,417             -           13,172              549,245
                                       -----------      ---------        --------          -----------
                                       $13,985,568       $816,193        $696,043          $14,105,718
                                       ===========      =========        ========          ===========

    Mortgage-related securities
     held to maturity:
     CMOs backed by FNMA/FHLMC MBS     $97,750,808     $1,822,023        $217,710          $99,355,121
     AAA- and AA-rated whole loan
       CMOs . . . . . . . . . . .      120,699,579      2,344,783         248,802          122,795,560
                                       -----------      ---------         -------          -----------
                                      $218,450,387     $4,166,806        $466,512         $222,150,681
                                       ===========      =========        ========          ===========

    Marketable equity securities
     available for sale   . . . . .     $6,128,529     $3,173,131         $20,399           $9,281,261
                                       ===========      =========         =======           ==========


   The amortized cost and estimated market values of U.S. government and agency securities available for sale at September 30, 1997 by contractual maturity, are shown below.

                                                                  Estimated
                                                   Amortized        Market
                                                      Cost          Value

    Due in one year or less . . . . . . . . .      $1,991,190     $2,003,438
    Due after one year through five years . .      17,848,181     17,952,863
                                                   ----------     ----------
                                                  $19,839,371    $19,956,301
                                                   ==========     ==========

   Mortgage securities generally have long-term (15 to 30 year) contractual maturities. However, actual maturities are usually less than contractual maturities because borrowers have the right to call or prepay obligations without call or prepayment penalties.

   Proceeds from sales of securities available for sale were $2,088,713 and $1,934,877 for fiscal 1996 and 1997, respectively . Gross gains of $866,070 and $1,037,848 were realized on those sales for fiscal 1996 and 1997, respectively.

   Accrued interest on investments and mortgage securities consists of:


                                                        September 30
                                                       1996         1997
    Certificates of deposit . . . . . . . . . . .  $    1,027   $    1,071
    U.S. Government and agency securities . . . .     387,168      229,247
    Mortgage securities . . . . . . . . . . . . .   2,252,477    2,285,380
                                                   ----------   ----------
                                                   $2,640,672   $2,515,698
                                                   ==========   ==========


   4.  Loans receivable

   Loans receivable, including loans held for sale, consist of:

                                                      September 30
                                                    1996          1997
     First mortgage loans:
       One- to four-family residential . . .   $418,646,211   $378,701,477
       Multi-family  . . . . . . . . . . . .     24,993,017     26,923,038
       Commercial real estate  . . . . . . .     54,671,293     63,755,361
       One- to four-family residential spec
        construction . . . . . . . . . . . .      7,598,430      5,148,277
       Other construction and land . . . . .     30,160,649     24,447,585
                                                -----------    -----------
                                                536,069,600    498,975,738

     Other loans:
       Home equity and second mortgage . . .     43,893,371     67,996,673
       Education . . . . . . . . . . . . . .      4,039,550      4,307,204
       Automobile  . . . . . . . . . . . . .      1,553,137      1,662,553
       Other consumer  . . . . . . . . . . .      1,732,221      2,501,883
       Commercial business loans . . . . . .     10,691,062     12,429,365
                                                -----------    -----------
                                                 61,909,341     88,897,678
                                                -----------    -----------
     Total gross loans receivable  . . . . .    597,978,941    587,873,416

     Add:  Accrued interest on all loans . .      3,718,382      3,754,653
     Less:
       Undisbursed portion of loan proceeds     (30,099,538)   (19,149,988)
       Unamortized loan fees . . . . . . . .     (2,104,405)      (858,614)
       Allowance for loan losses . . . . . .     (5,773,354)    (5,796,842)
       Allowance for uncollected interest  .       (938,386)      (563,374)
                                                -----------    -----------
                                                (35,197,301)   (22,614,165)
                                                -----------    -----------
                                               $562,781,640   $565,259,251
                                                ===========    ===========


   As of September 30, 1997, there were no loans that had been the subject of a troubled debt restructuring.


   5.  Foreclosed properties and properties subject to foreclosure

   Foreclosed properties and properties subject to foreclosure are summarized as follows:

                                                     September 30
                                                  1996            1997
    Real estate owned . . . . . . . . . . .     $1,034,703       $1,568,918
    Real estate judgments subject to
      redemption  . . . . . . . . . . . . .        368,737          223,759
                                                ----------       ----------
                                                $1,403,440       $1,792,677
                                                ==========       ==========


   6.  Allowance for losses on loans

   A summary of the activity in the allowance for losses on loans follows:

                                                 September 30
                                         1995       1996         1997
       Balance at beginning of
         year  . . . . . . . . . .   $5,327,515  $5,271,182    $5,773,354
       Additions from loan
         purchases   . . . . . . .      517,798          -             -
       Provisions  . . . . . . . .      460,000     480,000       360,000
       Charge-offs . . . . . . . .   (1,072,115)    (39,975)     (807,973)
       Recoveries  . . . . . . . .       37,984      62,147       471,461
                                      ---------   ---------     ---------
       Balance at end of year  . .   $5,271,182  $5,773,354    $5,796,842
                                      =========   =========     =========

   A substantial portion of the Company's loans are collaterized by real estate in southern Wisconsin and northern Illinois. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio is susceptible to changes in market conditions in these geographic areas. Management believes that the allowance for losses on loans is adequate. While management uses available information to recognize losses, future additions to the allowances may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

   7.  Office properties and equipment

   Office properties and equipment are summarized as follows:

                                                        September 30
                                                   1996          1997
    Cost:
      Land and improvements   . . . . . . .      $2,349,393    $2,361,411
      Office buildings  . . . . . . . . . .       9,399,227     9,868,976
      Furniture and equipment   . . . . . .       9,116,848     8,830,159
                                                 ----------    ----------
                                                 20,865,468    21,060,546
    Less allowances for depreciation  . . .      (8,333,867)   (8,304,148)
                                                 ----------    ----------
                                                $12,531,601   $12,756,398
                                                 ==========    ==========

   8.  Deposit accounts

   Deposit accounts are summarized as follows:

                                             September 30
                                     1996                    1997
                               Amount       Rate       Amount        Rate

      Checking accounts:
      Noninterest bearing    $31,345,513     0.00%    $34,967,734    0.00%
      Interest-bearing  .     50,322,957     1.81      48,506,401    1.55
      Variable rate money
         market accounts     147,038,443     3.92     155,016,308    3.92
      Regular savings
         accounts . . . .     43,010,687     2.50      40,378,028    1.98
       Certificate
         accounts (by
         original
         maturity):
      One year or less  .    140,487,605     5.28     134,693,723    5.41
      One to two years  .     95,289,041     5.80      93,122,979    5.76
      Two to three years      94,304,153     5.81      86,551,604    6.09
      Three to four years     49,092,040     6.07      47,965,892    6.19
      Four to five years      27,644,036     6.00      26,861,399    5.99
      Five or more years       2,316,390     6.54       2,711,296    6.33
                             -----------    -----     -----------   -----
         Total
          certificates  .    409,133,265     5.67     391,906,893    5.79
                             -----------    -----     -----------   -----
                            $680,850,865     4.55%   $670,775,364    4.52%
                             ===========    =====     ===========   =====


   Deposit accounts with individual balances greater than $100,000 totaled
   $87,676,000 and $93,266,486 at September 30, 1996 and 1997, respectively.

   Aggregate annual maturities of certificate accounts at September 30, 1997 were as follows:

    Matures during year
     ending September 30:
    1998  . . . . . . . . . . . . . . . . .         $248,128,557
    1999  . . . . . . . . . . . . . . . . . .         65,843,581
    2000  . . . . . . . . . . . . . . . . . .         65,731,484
    2001  . . . . . . . . . . . . . . . . . .          8,264,815
    2002  . . . . . . . . . . . . . . . . . .          3,009,981
    Thereafter  . . . . . . . . . . . . . . .            928,475
                                                     -----------
                                                    $391,906,893
                                                     ===========


   9.  Notes payable to the Federal Home Loan Bank

      Notes payable to the Federal Home Loan Bank consist of the following:


                                                September 30
   Matures During                      1996                    1997
   Year Ending                Weighted                Weighted
    September 30                Rate       Amount       Rate       Amount

      1997 . . . . . . . .        5.37%  $50,550,000       -  %    $      -
      1998 . . . . . . . .        6.45    59,000,000      6.42     69,000,000
      1999 . . . . . . . .        6.42    56,925,000      6.41     61,925,000
      2000 . . . . . . . .        6.44     6,835,000      6.31     36,835,000
      2001 . . . . . . . .        6.64     1,000,000      6.64      1,000,000
      2002 . . . . . . . .        7.76     1,240,000      7.76      1,240,000
      2005 . . . . . . . .        8.45       360,000      8.45        360,000
      2007 . . . . . . . .         -            -         6.91      6,000,000
                                         -----------              -----------
                                  6.15% $175,910,000      6.43%  $176,360,000
                                         ===========              ===========

   At September 30, 1997, $28,500,000 of the above notes payable may be repaid without a prepayment penalty at six- month intervals.  All other notes are subject to a prepayment penalty if they are repaid prior to maturity.  The Bank is required to maintain as collateral unencumbered mortgage loans and mortgage-related securities such that the outstanding notes payable balance does not exceed 60% of the book value of this
   collateral.   In addition, these notes are collaterized by all Federal
   Home Loan Bank stock.

   10.  Securities sold under agreements to repurchase

   The Company enters into sales of securities under fixed coupon agreements to repurchase the identical securities (reverse repurchase agreements).
   Fixed-coupon reverse repurchase agreements are treated as financings and the obligations to repurchase securities sold are reflected as a liability in the statement of financial condition. The dollar amount of securities underlying the agreements remains in the asset accounts. The outstanding agreements had a weighted average interest rate of 5.87% and 5.67% at September 30, 1996 and 1997, respectively, and generally mature within twelve months after the fiscal year-end. The securities underlying the agreements, as summarized below, are held in safekeeping.

                                                       September 30
                                                     1996          1997
    FHLMC mortgage-backed securities  . . . . .    $42,485,232  $50,827,442
    FNMA mortgage-backed securities . . . . . .      8,738,500    4,800,918
    Collaterized mortgage obligations . . . . .     22,133,917   32,302,752
    Accrued interest  . . . . . . . . . . . . .        444,748      516,403
                                                   -----------  -----------
    Total book value (approximates market
    value)  . . . . . . . . . . . . . . . . . .    $73,802,397  $88,447,515
                                                   ===========  ===========


   11.  Stockholders' equity

   The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

   Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to adjusted total assets (as defined). Management believes, as of September
   30, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

   As of September 30, 1997, the most recent notification from the Office of Thrift Supervision ("OTS") categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier
   1 risk-based, and Tier 1 leverage ratios as set forth in the table below.
   There are no conditions or events since that notification that management believes have changed the institution's category.

   The Bank's actual capital amounts and ratios are presented in the table below (dollars in thousands):


                                                                                          To Be Well
                                                                                       Capitalized Under
                                                                   For Capital         Prompt Corrective
                                              Actual            Adequacy Purposes      Action Provisions
                                         Amount      Ratio      Amount     Ratio       Amount      Ratio

    As of September 30, 1997:
     Total Capital to Risk-Weighted
       Assets . . . . . . . . . . . .     $71,121      14.81%    $38,420      8.00%      $48,026     10.00%
     Tier 1 Capital to Risk-Weighted
       Assets . . . . . . . . . . . .      65,339      13.61%     19,210      4.00%       28,815      6.00%
     Tier 1 Capital to Adjusted Total
       Assets . . . . . . . . . . . .      65,339       6.43%     30,470      3.00%       50,874      5.00%

    As of September 30, 1996:
     Total Capital to Risk-Weighted
       Assets . . . . . . . . . . . .     $63,199      13.48%    $37,495      8.00%      $46,868     10.00%
     Tier 1 Capital to Risk-Weighted
       Assets . . . . . . . . . . . .      57,440      12.26%     18,747      4.00%       28,121      6.00%
     Tier 1 Capital to Adjusted Total
       Assets . . . . . . . . . . . .      57,440       5.72%     30,129      3.00%       50,215      5.00%

   Applicable rules and regulations of the OTS impose limitations on dividends by the Bank. Within those limitations, certain "safe harbor" dividends are permitted, subject to providing the OTS at least 30 days advance notice. The safe harbor amounts are based upon an institution's regulatory capital level. Thrift institutions which have capital in excess of all capital requirements before and after the proposed dividend are permitted to make capital distributions during any calendar year up to the greater of (1) 100% of net income to date during the calendar year, plus one-half of the surplus over such institution's capital requirements at the beginning of the calendar year, or (2) 75% of net income over the most recent four-quarter period. Additional restrictions would apply to an institution which does not meet its capital requirement before or after a proposed dividend.

   Unlike the Bank, the Company is not subject to regulatory restrictions on the payment of dividends to its shareholders. However, the source of its future dividends may depend upon dividends from the Bank.


   12.  Income taxes

   The Company and its subsidiaries file a consolidated federal income tax return and separate state income tax returns. Provisions are made in the income tax expense accounts for deferred taxes applicable to income and expense items reported in different periods for financial statement purposes than for income tax return purposes.

   Prior to October 1, 1996, the Bank qualified under provisions of the Internal Revenue Code which permitted as a deduction from taxable income allowable bad debt deductions based on a percentage of taxable income which significantly exceeded actual loss experience and the financial statement loan loss provisions. At September 30, 1997, retained earnings includes approximately $22,400,000 for which no provision for income tax has been made. Income taxes would be imposed at the then-applicable rates if the Bank were to use these reserves for any other purpose. The income tax liability on this $22,400,000 would approximate $8,500,000.


   The provision for income taxes consists of the following:

                                        Year Ended September 30
                                  1995            1996            1997
    Current:
      Federal   . . . . . .      $3,000,755      $5,377,588      $2,845,124
      State   . . . . . . .          78,952         129,357         266,707
                                  ---------       ---------       ---------
                                  3,079,707       5,506,945       3,111,831
    Deferred:
      Federal   . . . . . .        1,381,170     (3,578,723)      2,656,897
      State   . . . . . . .           56,671       (464,398)        184,721
                                  ----------     ----------      ----------
                                   1,437,841     (4,043,121)      2,841,618
                                  ----------     ----------      ----------
                                  $4,517,548     $1,463,824      $5,953,449
                                  ==========     ==========      ==========


   The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

                                              Year Ended September 30
                                           1995         1996         1997

    Income before income taxes  . . .  $12,668,533   $4,496,361  $16,641,328
                                        ==========   ==========   ==========
    Tax at federal statutory
      rate of 34%   . . . . . . . . .   $4,307,301   $1,528,763   $5,658,052
    Add (deduct) effect of:
      State income taxes (net of
        federal income tax benefit)         89,511     (221,127)     297,942
      Amortization of goodwill  . . .      113,973      137,265      131,253
      Tax exempt interest-net   . . .       (6,436)      (7,287)      (6,021)
      Low income housing tax credit             -            -       (81,400)
      Other   . . . . . . . . . . . .       13,199       26,210      (46,377)
                                        ----------   ----------   ----------
    Provision for income taxes  . . .   $4,517,548   $1,463,824   $5,953,449
                                        ==========   ==========   ==========


      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax assets (liabilities) are as follows:

                                                          September 30
                                                        1996         1997
    Deferred tax assets:
      Allowance for losses on loans   . . . . . .  $1,115,048     $1,241,783
      Accrued expenses deducted on a cash basis
         for tax purposes . . . . . . . . . . . .   2,142,966        739,855
      Deferred loan fees  . . . . . . . . . . . .     372,571         38,041
      Reserve for uncollected interest  . . . . .     328,553        197,435
      State income taxes  . . . . . . . . . . . .     386,999        227,048
      Unrealized losses on securities available
         for sale . . . . . . . . . . . . . . . .     425,085             -
      Other   . . . . . . . . . . . . . . . . . .     175,836          5,438
                                                   ----------     ----------
         Total deferred tax assets  . . . . . . .   4,947,058      2,449,600
      Valuation allowance   . . . . . . . . . . .    (254,354)      (254,354)
                                                   ----------     ----------
         Adjusted deferred tax assets . . . . . .   4,692,704      2,195,246
    Deferred tax liabilities:
      Differences between book and tax
         depreciation . . . . . . . . . . . . . .    (585,423)      (657,662)
      Income of partnerships  . . . . . . . . . .    (243,090)      (304,332)
      Recognition of discounts/premiums (related
         to acquisitions) . . . . . . . . . . . .    (997,773)      (997,956)
      FHLB dividends  . . . . . . . . . . . . . .    (224,759)      (277,445)
      Originated mortgage servicing rights  . . .          -        (473,745)
      Unrealized gains on securities available
         for sale . . . . . . . . . . . . . . . .          -      (1,710,766)
                                                   ----------     ----------
         Total deferred tax liabilities . . . . .  (2,051,045)    (4,421,906)
                                                   ----------     ----------
    Total net deferred tax asset (liability)  . .  $2,641,659    ($2,226,660)
                                                    =========     ==========


   13.  Officer, director and employee plans

   Employees' Profit-Sharing and Savings Retirement Plan ("401k plan"): The Company has a trusteed profit-sharing plan for all employees meeting minimum eligibility requirements. Under this plan, participants may elect to defer a portion of their compensation (between 1% and 10%) and contribute this amount to the plan. Employee contributions of up to 5% of compensation are matched 25% by the Company through employer contributions to the Employee Stock Ownership Plan discussed below. No employer contributions have been made to the 401(k) plan since 1991.

   Stock Option Plans: Under the Company's 1991 stock option plan, 1995 equity incentive plan and 1996 non-employee director stock option plan, shares of common stock are reserved for the grant of both incentive and non-incentive stock options to officers, key employees and directors. The 1991 and 1995 plans also provide for the issuance of restricted stock and stock appreciation rights. All of the plans provide that option prices will not be less than the fair market value of the stock at the grant date. The date on which the options are first exercisable is determined by the Personnel Committee of the Board of Directors. Options granted under the 1991 and 1996 plans expire no later than ten years from the grant date. Options granted under the 1995 plan have such terms as are determined by the Personnel Committee, except that the term of an incentive stock option may not exceed 10 years.

   A summary of stock option transactions follows:

                                         Number of       Average Option
                                           Shares        Price Per Share

    Balance September 30, 1994  . . .         356,686               $10.07
      Granted   . . . . . . . . . . .          31,938               $25.14
      Conversion of acquired company
         options to Advantage
         options  . . . . . . . . . .          97,936                $6.26
      Exercised   . . . . . . . . . .        (115,315)               $8.62
                                            ---------               ------
    Balance September 30, 1995  . . .         371,245               $10.82
      Granted   . . . . . . . . . . .          26,476               $32.42
      Forfeited   . . . . . . . . . .         (16,250)              $24.51
      Exercised   . . . . . . . . . .         (35,887)               $6.42
                                            ---------               ------
    Balance September 30, 1996  . . .         345,584               $20.38
      Granted   . . . . . . . . . . .          16,726               $31.58
      Forfeited   . . . . . . . . . .          (2,000)              $34.00
      Exercised   . . . . . . . . . .         (34,956)              $10.43
                                            ---------               ------
    Balance September 30, 1997  . . .         325,354               $13.34
                                            =========               ======

   Options to purchase 299,999 shares were exercisable as of September 30, 1997.

   Employee Stock Ownership Plan("ESOP"): The Company sponsors an ESOP which covers substantially all employees with more than one year of employment and who have attained the age of 21. In 1992, the ESOP borrowed $3,036,000 from the Company to purchase 330,000 common shares of the Company in the initial public offering. The Bank makes scheduled discretionary cash contributions to the ESOP sufficient to service the amount borrowed. The unpaid balance of the ESOP loan is reflected as a reduction from stockholders' equity in the Company's consolidated statements of financial condition. ESOP expense was $366,589, $ 347,594 and $312,280 in fiscal years 1995, 1996 and 1997, respectively. These amounts include the amounts allocated to employer matching contributions under the 401(k) plan.

   Bank Incentive Plans:   The Company has four Bank Incentive Plans ("BIPs")
   which acquired a total of 4% of the shares of common stock in the initial public offering. The Bank contributed $1,518,000 to the BIPs to enable the BIP trustee to acquire a total of 165,000 shares of the common stock in the initial public offering. Shares were awarded to employees in management positions in order to provide them with a proprietary interest in the Company in a manner designed to encourage such employees to remain with the Company. A summary of shares granted under the BIPs follows:

                                                  Market Value of
                                   Number of          Stock at
                                     Shares         Date of Grant

    Balance September 30,
      1994  . . . . . . . . .            129,371            $11.25
      Granted   . . . . . . .              8,116            $22.20
      Forfeited   . . . . . .             (8,700)           $10.34
                                        --------            ------
    Balance September 30,
      1995  . . . . . . . . .            128,787            $12.00
      Granted   . . . . . . .              7,747            $27.35
      Forfeited   . . . . . .            (13,579)           $22.25
                                        --------            ------
    Balance September 30,
      1996  . . . . . . . . .            122,955            $11.83
      Granted   . . . . . . .              6,501            $33.12
                                        --------            ------
    Balance September 30, 1997           129,456            $12.90
                                        ========            ======



   The contribution to the BIPs is being amortized to compensation expense as the Bank's employees become vested in those shares. Amortization expense was $294,369, $132,386 and $211,194 for fiscal years 1995, 1996, and 1997, respectively. The unamortized cost, which is comparable to deferred compensation, is reflected as a reduction of stockholders' equity.

   14.  Financial instruments with off-balance sheet risk

   The Company is a party to various financial instruments with off-balance sheet risk in the normal course of business. These instruments include commitments to extend credit and interest rate swaps used to manage its interest rate risk. These instruments involve, in varying degrees, elements of credit risk and interest rate risk in excess of the amounts recorded in the consolidated financial statements. The contract amounts of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

   The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and minimize interest rate risk is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on balance-sheet instruments.

   Financial instruments whose contract amounts represent credit risk are as follows at September 30:

                                                     1996           1997
    Commitments to originate mortgage loans:
       Fixed-rate (average rate of 7.62%-
          1997)   . . . . . . . . . . . . . .     $1,119,500     $3,720,200
       Adjustable-rate  . . . . . . . . . . .     $7,401,310     $4,498,321
    Unused lines of credit:
       Home equity (adjustable-rate)  . . . .    $27,592,918    $39,008,824
       Commercial loans (fixed-rate)  . . . .    $28,080,000    $29,356,595
    Interest rate swaps--notional amount (pay
       fixed rate, receive floating rate):
       Maturing 1997  . . . . . . . . . . . .    $30,000,000    $      --
       Maturing 1998  . . . . . . . . . . . .     10,000,000     10,000,000
       Maturing 1999  . . . . . . . . . . . .         ---        30,000,000
                                                  ----------     ----------
       Total interest rate swaps  . . . . . .    $40,000,000    $40,000,000
                                                  ==========     ==========


   Commitments to originate mortgage loans are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. Collateral varies but consists primarily of one- to four-family residences and income-producing commmercial properties.

   Commitments to extend credit on a fixed-rate basis expose the Company to a certain amount of interest-rate risk if market rates of interest substantially increase during the commitment period. This exposure, however, is mitigated by contracting for firm commitments to sell the majority of these loans. Commitments outstanding to sell loans at September 30, 1997 amounted to $7,720,000.

   The Company enters into interest rate swaps to help manage its interest rate risk. In these swaps, the Company agrees to exchange, at specified intervals, the difference between fixed- and floating-interest amounts calculated on an agreed-upon notional principal amount. Because the Company tends to have have interest-earning assets with a longer duration than its interest-bearing liabilities, interest-rate swaps are used in which the Company pays a fixed rate and receives a floating rate to reduce the impact of changes in interest rates on the Company's net interest
   income.    The net amount payable or receivable from interest-rate swap agreements is accrued as an adjustment to interest income.

   The Company's current credit exposure on swaps is limited to the value of interest rate swaps that have become favorable to the Company. At September 30, 1997, the market value of interest-rate swaps was a negative $170,109.


   15.  Fair value of financial instruments

   The Company discloses fair value information about financial instruments, whether or not recognized in the statements of financial condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent market data and, in many cases, could not be realized in immediate settlement of the instrument. Certain financial instruments and all non-financial instruments are excluded from this disclosure. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

    It is not the Company's intent to liquidate and realize the difference between market value and carrying value of its financial instruments. Even if the Company's financial instruments were liquidated, there can be no assurance that the estimated market values could be realized.

   The following methods and assumptions were used by the Company in estimating the fair value disclosures for financial instruments:

   Cash and cash equivalents, certificates of deposit, and accrued interest:

   The carrying amounts reported in the statements of financial condition approximate the fair values of those assets and liabilities.

   Investment and mortgage securities: Fair values for investment, mortgage-backed and mortgage-related securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

   Loans receivable: The fair value of loans held for sale is based on quoted market prices. The fair value of residential mortgage loans held for investment, commercial real estate loans, commercial business loans, consumer loans and other loans is estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

   Mortgage servicing rights: Mortgage loan servicing rights, which represent the Company's contractual right to service loans for others, represent a distinct income producing intangible asset that could be realized by selling those rights to another party. The Company's consolidated balance sheet reflects only originated mortgage servicing rights acquired after September 30, 1995. The Company has no purchased servicing rights.

   Federal Home Loan Bank stock: The fair value of Federal Home Loan Bank stock is based on cost, which is also equal to its redeemable value.

   Deposits: The fair value disclosed for NOW accounts, passbook accounts and money market accounts is equal to the amount payable on demand (i.e., their carrying value). The fair value of fixed-rate certificates of deposit is estimated using discounted cash flow calculations with the discount rates equal to interest rates currently being offered by the Company for certificates with similar terms and maturities.

   Notes payable to Federal Home Loan Bank and Securities sold under agreements to repurchase: The fair value of these borrowings is estimated using discounted cash flow calculations with the discount rates equal to interest rates currently being offered for borrowings with similar terms and maturities.

   The carrying amounts and fair values of the Company's financial instruments consist of the following:

                                                September 30, 1996             September 30, 1997
                                              Carrying                      Carrying
                                               Amount       Fair Value       Amount        Fair Value

    FINANCIAL ASSETS
    Cash and cash equivalents . . . . . .     $35,445,646    $35,445,646     $42,908,363     $42,908,363
    Certificates of deposit . . . . . . .         611,067        611,067         508,664         508,664
    U.S. government and agency securities
       available for sale   . . . . . . .      29,385,356     29,385,356      19,956,301      19,956,301
    Mortgage-backed securities available
       for sale . . . . . . . . . . . . .     140,086,665    140,086,665     117,332,556     117,332,556
    Mortgage-backed securities held to
       maturity . . . . . . . . . . . . .      11,011,238     11,159,367       8,321,934       8,421,309
    Mortgage-related securities available
       for sale . . . . . . . . . . . . .      15,226,120     15,226,120      14,105,718      14,105,718
    Mortgage-related securities held to
       maturity . . . . . . . . . . . . .     171,470,022    172,913,430     218,450,643     222,150,681
    Marketable equity securities  . . . .       5,043,091      5,043,091       9,281,261       9,281,261
    Loans held for sale . . . . . . . . .       3,056,000      3,056,000       4,907,212       4,907,212
    Loans receivable:
       First mortgage loans . . . . . . .     494,452,348    502,024,395     467,930,645     472,849,646
       Consumer loans . . . . . . . . . .      50,863,848     51,574,813      76,237,377      76,768,349
       Commercial business loans  . . . .      10,691,062     10,731,328      12,429,365      12,588,234
       Accrued interest receivable  . . .       3,718,382      3,718,382       3,754,653       3,754,653
                                              -----------    -----------     -----------     -----------
                                              559,725,640    568,048,918     560,352,040     565,960,882

    Mortgage servicing rights . . . . . .         630,512        724,268       1,353,558       1,353,558
    Federal Home Loan Bank stock  . . . .       8,795,600      8,795,600       8,918,000       8,918,000
    Accrued interest on investments and
       mortgage securities  . . . . . . .       2,640,672      2,640,672       2,515,698       2,515,698
                                              -----------    -----------   -------------   -------------
                                             $983,127,629   $993,136,200  $1,008,911,948  $1,018,320,203
                                              ===========    ===========   =============   =============
    FINANCIAL LIABILITIES
    Deposits:
       NOW accounts . . . . . . . . . . .     $81,668,470    $81,668,470     $83,474,135     $83,474,135
       Variable rate money market
          deposits  . . . . . . . . . . .     147,038,443    147,038,443     155,016,308     155,016,308
       Regular savings accounts . . . . .      43,010,687     43,010,687      40,378,028      40,378,028
       Certificates of deposit  . . . . .     409,133,265    410,443,753     391,906,893     392,663,715
                                              -----------    -----------     -----------     -----------
                                              680,850,865    682,161,353     670,775,364     671,532,186

    Notes payable to Federal Home Loan        175,910,000    175,848,137     176,360,000     177,122,765
       Bank . . . . . . . . . . . . . . .
    Securities sold under agreement to
       repurchase . . . . . . . . . . . .      48,355,457     48,419,656      72,115,303      72,048,397
    Accrued interest on deposit accounts        3,711,995      3,711,995       2,825,851       2,825,851
    Accrued interest on borrowings  . . .       1,377,204      1,377,204       2,607,869       2,607,869
    Interest rate swaps . . . . . . . . .              -         183,641              -          170,109
                                              -----------    -----------     -----------     -----------
                                             $910,205,521   $911,701,986    $924,684,387    $926,307,177
                                              ===========    ===========     ===========     ===========


   The above table does not include any amount for the value of core deposit
   intangibles.   The above table also does not include off-balance sheet
   items except interest rate swaps (see Note 14) since the fair value of these items is not significant.


   16.  Condensed parent company only financial statements

   The following condensed statements of financial condition as of September 30, 1996 and 1997 and the condensed statements of income and cash flows for the years ended September 30, 1996 and 1997 for the Company only should be read in conjunction with the consolidated financial statements and the notes thereto.

                        Statements of Financial Condition
                             Advantage Bancorp, Inc.

                                                        September 30
    Assets                                           1996           1997

    Cash and cash equivalents deposited in Bank   $11,971,650    $10,362,754
    Certificates of deposit . . . . . . . . . .        11,067          8,664
    Marketable equity securities available for
       sale . . . . . . . . . . . . . . . . . .     5,043,091      9,281,261
    U.S. agency securities available for sale .       500,514        501,719
    Loans to Cranberry III Partnership  . . . .             -      5,719,736
    Mortgage-backed securities available for
       sale . . . . . . . . . . . . . . . . . .       306,110        222,263
    Mortgage-related securities available for
       sale . . . . . . . . . . . . . . . . . .     3,216,380      3,210,143
    Equity in net assets of subsidiaries  . . .    69,348,903     71,937,377
    Accrued interest on investments and
       mortgage securities  . . . . . . . . . .        17,465         16,720
    Other assets  . . . . . . . . . . . . . . .             -         66,856
                                                  -----------   ------------
                                                  $90,415,180   $101,327,493
                                                  ===========   ============
    Liabilities
    Other liabilities . . . . . . . . . . . . .      $307,015       $193,439
    Deferred income taxes . . . . . . . . . . .       106,676      1,253,164
    Accrued income taxes  . . . . . . . . . . .       240,309         37,706
    Payable to Bank - unearned restricted stock       894,777        839,055
                                                   ----------     ----------
          Total liabilities   . . . . . . . . .     1,548,777      2,323,364
    Stockholders' Equity
    Common stock  . . . . . . . . . . . . . . .        33,000         33,000
    Additional paid-in capital  . . . . . . . .    37,751,499     38,536,160
    Loan to Employee Stock Ownership Plan . .      (1,704,941)    (1,405,470)
    Unearned restricted stock awarded . . . . .      (894,777)      (839,055)
    Unrealized gain (loss) on securities
       available for sale . . . . . . . . . . .      (699,857)     2,667,084
    Treasury stock  . . . . . . . . . . . . . .   (17,627,105)   (21,319,434)
    Retained earnings . . . . . . . . . . . . .    72,008,584     81,331,844
                                                  -----------    -----------
          Total stockholders' equity  . . . . .    88,866,403     99,004,129
                                                  -----------    -----------
                                                  $90,415,180   $101,327,493
                                                  ===========    ===========


                              Statements of Income
                             Advantage Bancorp, Inc.

                                           Year Ended September 30
                                       1995         1996         1997
    Interest and dividend income:
      Interest income from
       deposits in Bank . . . . .      $467,569     $583,889     $440,639
      Interest on mortgage
       securities . . . . . . . .       249,254      155,054      178,708
      Interest on loans to
       Cranberry III Partnership            -            -        356,602
      Interest on loan to Employee
       Stock Ownership Plan . . .       206,962      167,052      138,209
      Other interest and dividends       87,562      197,952      207,256
                                      ---------    ---------    ---------
      Total interest and dividend
       income . . . . . . . . . .     1,011,347    1,103,947    1,321,414
    Non-interest income:
      Equity in net income of Bank
       and its subsidiaries . . .     7,602,935    2,247,751    9,654,843
      Gain on sale of securities        145,000      973,848      604,393
                                      ---------    ---------   ----------
      Total non-interest income .     7,747,935    3,221,599   10,259,236
                                      ---------    ---------   ----------
                                      8,759,282    4,325,546   11,580,650
    Non-interest expense  . . . .       291,138      576,867      210,477
                                      ---------    ---------   ----------
    Income before income taxes  .     8,468,144    3,748,679   11,370,173
    Income taxes  . . . . . . . .       317,159      716,142      682,294
                                      ---------    ---------   ----------
    Net income  . . . . . . . . .    $8,150,985   $3,032,537  $10,687,879
                                      =========    =========   ==========

                            Statements of Cash Flows
                            Advantage Bancorp, Inc.

                                                   Year Ended September 30
                                              1995           1996           1997

    Operating activities:
       Net income . . . . . . . . . . .     $8,150,985     $3,032,537     $10,687,879
       Less equity in earnings of the
          Bank and its subsidiaries         (7,602,935)    (2,247,751)     (9,654,843)
       Decrease in interest receivable         164,816          2,972             743
       Increase in deferred income
          taxes   . . . . . . . . . . .             -              -           24,940
       Increase (decrease) in accrued
          income taxes  . . . . . . . .      (114,813)        471,342        (202,603)
       Net amortization of discount on
          securities  . . . . . . . . .       (248,382)      (117,738)       (165,493)
       Other  . . . . . . . . . . . . .        297,950        254,703        (233,795)
                                              --------      ---------        --------
    Net cash provided by operating
       activities . . . . . . . . . . .        647,621      1,396,065         456,828

    Investing activities:
       Dividends from Bank  . . . . . .     21,250,000      8,250,000       8,750,000
       Proceeds from sale of marketable
          equity securities   . . . . .        435,750      2,088,713       1,934,877
       Principal repayments on loans to
          Cranberry III Partnership . .            -               -          188,607
       Principal repayments on
          mortgage-related securities          366,046        514,598         428,094
       Principal repayments on
          mortgage-backed securities  .             -         156,669          89,751
       Proceeds from maturities of U.S.
          Government securities   . . .             -         500,000               -
       Purchase of loans to Cranberry
          III Partnership from Bank   .             -              -       (5,908,343)
       Purchase of marketable
          securities available for sale     (1,553,188)    (2,785,453)     (3,631,618)
       Principal repayments on loan to
          Employee Stock Ownership Plan        511,988        280,862         299,471
       Business acquisition, net of
          cash and cash equivalents
          acquired of $1,243,515:
       Investment in bank . . . . . . .    (22,371,397)            -               -
       Mortgage-backed securities
          available for sale  . . . . .       (453,733)            -               -
       U.S agency securities available
          for sale  . . . . . . . . . .       (970,937)            -               -
        Other-net . . . . . . . . . . .        (49,838)            -               -
                                           -----------      ----------      ---------
    Net cash provided by (used in)
       investing activities . . . . . .     (2,835,309)     9,005,389       2,150,839

    Financing activities:
       Proceeds from exercise of stock
          options   . . . . . . . . . .        994,252        230,303         492,737
       Dividends paid . . . . . . . . .       (665,120)    (1,045,230)     (1,236,470)
       Purchase of treasury stock . . .     (3,781,661)    (5,729,530)     (4,185,066)
       Other  . . . . . . . . . . . . .             -         223,529         712,236
                                           -----------    -----------     -----------
    Net cash used in financing
       activities . . . . . . . . . . .     (3,452,529)    (6,320,928)     (4,216,563)
                                           -----------    -----------     -----------

    Net increase (decrease) in cash and
       cash equivalents . . . . . . . .     (5,640,217)     4,080,526     (1,608,896)
    Cash and cash equivalents at
       beginning of period  . . . . . .     13,531,341      7,891,124      11,971,650
                                            ----------    -----------     -----------
    Cash and cash equivalents at end of
       period . . . . . . . . . . . . .     $7,891,124    $11,971,650     $10,362,754
                                            ==========    ===========     ===========



   17.  Investments in and advances to unconsolidated partnerships

   The Company held the following investments in and advances to unconsolidated partnerships:

                                                       September 30
                                                    1996          1997
    Cranberry III Partnership (50% ownership
     interest)  . . . . . . . . . . . . . . .     $6,710,667    $6,506,033
    Geneva Professional Building Associates
     (75% ownership interest)   . . . . . . .        182,378       217,088
    Pleasantview Limited Partnership (55%
     ownership interest)  . . . . . . . . . .        504,371       481,266
                                                   ---------     ---------
                                                  $7,397,416    $7,204,387
                                                   =========     =========


   Cranberry III Partnership owns a 264-unit apartment complex. Condensed financial statements of this partnership are as follows:

                            CRANBERRY III PARTNERSHIP
                           BALANCE SHEETS (Unaudited)

                                                   September 30
                                                   1996          1997
    ASSETS
    Land, buildings and furniture-net . . .    $7,190,381    $6,971,270
    Other assets  . . . . . . . . . . . . .       790,447       879,194
                                                ---------     ---------
                                               $7,980,828    $7,850,464
                                                =========     =========

    LIABILITIES AND PARTNERS' CAPITAL
    Mortgage payable to the Bank or
     Company  . . . . . . . . . . . . . . .     5,967,370     5,719,736
    Other liabilities . . . . . . . . . . .       456,422       446,458
    Partners' capital:
       Advantage Bank . . . . . . . . . . .       778,518       842,135
       Other partners . . . . . . . . . . .       778,518       842,135
                                                ---------     ---------
                                               $7,980,828    $7,850,464
                                                =========     =========


                        STATEMENTS OF INCOME (Unaudited)

                                              Year Ended September 30
                                           1995        1996         1997
    Rental and other income . . . . .   $1,699,053   $1,748,315    $1,747,536
    Rental expense  . . . . . . . . .      725,631      810,585       716,272
                                         ---------    ---------     ---------
                                           973,422      937,730     1,031,264

    Depreciation  . . . . . . . . . .      230,978      221,449       219,111
    Interest expense  . . . . . . . .      555,376      551,640       484,919
                                         ---------    ---------     ---------
    Net income  . . . . . . . . . . .     $187,068     $164,641      $327,234
                                         =========    =========     =========

   The Geneva Professional Building Associates owns a medical office building which is funded by a mortgage loan from an unrelated financial institution with an outstanding balance at September 30, 1997 of $257,566. Operating results in 1995, 1996 and 1997 yielded cash flows of $50,373, $51,518 and $62,418 after payment of financing costs, respectively.

   Pleasantview Limited Partnership owns a 30-unit apartment complex which is funded by a mortgage loan from an unrelated financial institution with an outstanding balance at September 30, 1997 of $912,000. Pleasantview began operations in June 1996 and had net income before depreciation of $69,983 for the period ended September 30, 1997. The property qualifies for the low income housing tax credit under the Internal Revenue Code.

   18. Mortgage banking activities

     Mortgage banking activities are summarized as follows:

                                   At, or For the Year Ended, September 30
                                       1995          1996          1997
    Statement of financial
      condition information:
     Mortgage loans held for sale    $2,405,000    $3,056,000   $4,907,212
                                      =========     =========    =========
     Mortgage servicing rights  .    $      -        $630,512   $1,353,558
                                      =========     =========    =========
    Statement of income
      information:
     Loan servicing fees  . . . .      $376,475      $387,715     $404,205
                                      =========     =========    =========
     Gain on sales of mortgage
       loans held for sale  . . .      $107,513      $875,830     $627,446
                                      =========     =========    =========
     Amortization of mortgage
       servicing rights   . . . .    $      -         $42,567      $80,778
                                      =========     =========    =========
    Statement of cash flow
      information:

     Mortgage loans originated
      for sale  . . . . . . . . .   $17,349,224   $55,754,049  $95,740,854

     Sales of mortgage loans
      originated for sale . . . .   $15,928,424   $55,103,049  $93,889,642


   Loans serviced for investors (primarily FNMA and FHLMC) were $147,313,000, $179,183,000 and $218,564,785 at September 30, 1995, 1996 and 1997,
   respectively. These loans are not reflected in the consolidated financial statements.

   The Company originates mortgage loans which may be sold in the secondary market or to other private investors if the loans do not meet the Company's investment objectives. All loans are sold on a nonrecourse basis and the servicing of these loans may or may not be retained by the Company. Direct origination and servicing costs for mortgage banking activities cannot be presented as these operations are integrated with and not separable from the origination and servicing of portfolio loans, and, as a result, cannot be accurately estimated.


   19.  Federal Legislation

   On September 30, 1996, legislation was enacted to recapitalize the Savings Association Insurance Fund (the SAIF) of the Federal Deposit Insurance Corporation (FDIC), which insures deposits of thrifts such as the Bank. Effective January 1, 1997, the new law reduced FDIC insurance premiums for SAIF members from a rate of 23 cents to a rate of 6.4 cents for every $100 of deposts . The new law imposed on SAIF members a one-time assessment payable in November 1996 equal to 65.7 basis points (0.657%) based on insured deposits as of March 31, 1995. The Bank's one-time assessment of $4,435,000 was expensed during the year ended September 30, 1996.


   20.  Merger Agreement with Marshall & Ilsley Corporation

   On November 3, 1997, the Company signed a definitive merger agreement with Marshall & Ilsley Corporation providing for the merger of the Company with and into Marshall & Ilsley Corporation. Subject to the satisfaction of certain conditions and the approval of shareholders and regulatory agencies, the Company anticipates the merger will be completed during March or April 1998.


                                 QUARTERLY DATA

   The following table sets forth the Company's unaudited quarterly income and expense data for fiscal years 1996 and 1997 (dollars in thousands):

                           Dec. 31    March 31     June 30      Sept. 30      Dec. 31     March 31    June 30    Sept. 30
                            1995        1996         1996         1996         1996         1997       1997        1997

    Interest income . .     $18,398     $18,150      $18,380       $18,704     $19,151     $18,790    $19,184      $19,542
    Interest expense  .      10,997      10,789       10,797        11,224      11,453      11,287     11,386       11,588
                            -------     -------      -------       -------     -------     -------    -------      -------
    Net interest income       7,401       7,361        7,583         7,480       7,698       7,503      7,798        7,954
    Provision for losses
     on loans   . . . .         120         120          100           140          80         100         90           90
                            -------     -------      -------       -------     -------     -------    -------      -------
    Net interest income
     after provision for
     losses on loans  .       7,281       7,241        7,483         7,340       7,618       7,403      7,708        7,864
    Gain on sale of
     assets   . . . . .         744         359          224           415         422         280        457          506
    Other non-interest
     income   . . . . .       1,390        1,647       1,658         1,578       1,651       1,551      1,649        1,804
                            -------     -------      -------       -------     -------     -------    -------      -------
    Total non-interest
     income   . . . . .       2,134       2,006        1,882         1,993       2,073       1,831      2,106        2,310
    Assessment to
     recapitalize SAIF            -           -            -         4,435           -           -          -            -
    Writedown of
     intangible assets            -           -            -         4,720           -           -          -            -
    Other non-interest
     expense  . . . . .       5,830       5,716        5,910         6,253       5,794       5,315      5,543        5,620
                            -------     -------      -------       -------     -------     -------    -------      -------
    Total non-interest
     expenses   . . .         5,830       5,716        5,910        15,408       5,794       5,315      5,543        5,620
                           --------    --------      -------      --------    --------     -------   --------     --------
    Income before income
     taxes  . . . . . .       3,585       3,531        3,455       (6,075)       3,897       3,919      4,271        4,554
    Income taxes  . . .       1,305       1,292        1,266       (2,400)       1,444       1,382      1,490        1,637
                            -------     -------      -------       -------     -------     -------    -------      -------
    Net income  . . . .      $2,280      $2,239       $2,189      ($3,675)      $2,453      $2,537     $2,781       $2,917
                           ========    ========      =======      ========    ========     =======   ========     ========
    Earnings per share        $0.62       $0.60        $0.60        ($1.02)      $0.70       $0.73      $0.81        $0.85
                              =====       =====        =====         =====       =====       =====      =====        =====
    Earnings per share
     excluding
     nonrecurring items
     (1)  . . . . . . .       $0.62       $0.60        $0.60         $0.56       $0.70       $0.73      $0.81        $0.85
                               ====        ====         ====          ====        ====        ====       ====         ====

   (1) The information for quarter ended September 30, 1996, excludes the one-time assessment to recapitalize the SAIF and the writedown of intangible assets.




   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

   Item 10. Directors and Executive Officers of the Registrant

     The following sets forth certain information, as of September 30, 1997, about each member of the Board of Directors. Unless otherwise indicated, each person has served in the principal occupation noted below for at least the past five years.

     Ben-Ami Chemerow, 71, retired in 1996 as Chairman of the Board of the Leader Store, a retail clothing store which formerly operated in Kenosha, Wisconsin. Mr. Chemerow has been a director of the Bank since 1975 and a director of the Company since its inception in 1991. His term as director of the Company expires at the 1998 annual meeting of shareholders..

     Paul P. Gergen, 64, has served as President, Chief Executive Officer and Chairman of the Board of the Company since its inception in 1991, as President and Chief Executive Officer of the Bank since 1984 and as Chairman of the Board of Directors of the Bank since 1987. Mr. Gergen is a licensed attorney and a Certified Public Accountant. His term as director of the Company expires at the year 2000 annual meeting of shareholders.

     Rita Petretti, 55, is Vice President of Petretti Builders and Developers located in Kenosha, Wisconsin and is a licensed real estate broker. She has been a director of the Bank and the Company since April 1996. Her term as director of the Company expires at the 1999 annual meeting of shareholders.

     Eugene Snarski, 70, is a licensed attorney practicing in Waukegan, Illinois. Mr. Snarski served as a director of North Chicago Federal Savings and Loan Association prior to its merger with the Bank in 1989. Mr. Snarski has been a director of the Company since its inception in 1991. His term as director of the Company expires at the year 2000 annual meeting of shareholders.

     Dennis Troha, 51, has been President of ATC Leasing, Inc., a fixed asset leasing company, located in Kenosha, Wisconsin since 1994. He previously was President of Jupiter Corp. Transportation Systems, Inc., a trucking company, located in Kenosha, Wisconsin. He has been a director of the Bank and the Company since November 1996. His term as director of the Company expires at the 1998 annual meeting of shareholders.

     Michael Wells, 55, is Chairman of the Board and President of Frank L. Wells Co., a manufacturer of wire machinery located in Kenosha, Wisconsin. Mr. Wells has been a director of the Bank since 1979 and a director of the Company since its inception in 1991. His term as a director of the Company expires at the 1999 annual meeting of shareholders.

     Information regarding the executive officers of the Company and the Bank is included under the heading "Business" in Part I of this Annual Report on Form 10-K.


   Item 11. Executive Compensation

     The following table sets forth certain information concerning compensation paid for the last three fiscal years to the Company's Chief Executive Officer and the only other executive officer whose total salary and bonus exceeded $100,000 in fiscal 1997. The amounts reflected in the table were paid by the Bank for services rendered to the Bank. Officers of the Company do not receive any additional compensation for serving in such capacities. The persons named in the table are sometimes referred to herein as the "named executive officers."

                              Summary Compensation Table
                                                   Annual              Long-Term
                                              Compensation (1)        Compensation
                                                                        Awards

                                                                      Restricted         All
                  Name and                                               Stock          Other
             Principal Position         Year    Salary      Bonus      Awards(2)   Compensation(3)

   Paul P. Gergen                       1997   $336,090    $113,000      $113,000      $18,646
   Chairman, President and Chief        1996    312,146     139,000       140,000       32,685
   Executive Officer of the Company     1995    312,146     120,000       109,000        1,875
   and the Bank

   John W. Stampfl                      1997    141,703      17,500        17,500       18,276
   Secretary, Treasurer and Chief       1996    130,521      30,000        30,000       32,685
   Financial Officer of the Company and 1995    129,691      25,000        25,000        1,875
   Senior Vice President-Finance,
   Treasurer and Secretary of the Bank

   (1) Certain personal benefits provided by the Bank to the named executive officers are not included in the table. The aggregate amount of such benefits for either officer did not exceed 10% of the sum of such officer's salary and bonus in each respective year.

   (2) The amounts in the table reflect the market value on the date of grant of restricted shares of Common Stock awarded under the BIPs. The number of shares of restricted Common Stock held by the named executive officers and the market value of such shares as of September 30, 1997 were as follows: Mr. Gergen, 17,635 shares ($1,005,195), and Mr. Stampfl, 3,518 shares ($200,526).
        Holders of shares of restricted Common Stock under the Advantage
        Bancorp, Inc. Bank Incentive Plans ("BIPs") are entitled to receive dividends on such shares if any dividends are paid.

   (3)  Consists of Bank contributions to the Advantage Bancorp, Inc.
        Employee Stock Ownership Plan ("ESOP").


   Directors' Compensation

     Directors' Fees. Directors of the Company who are not officers receive a retainer of $750 per month. Directors of the Bank, who are not
   officers, likewise receive a monthly retainer of $750.   Non-officer
   directors of the Company and/or the Bank also receive a fee of $250 per committee meeting attended. Directors of the Company and the Bank who are officers of either the Company or the Bank receive no additional compensation for serving as directors.

     Stock Options. Under the 1996 Director Stock Option Plan, each newly-elected director who is not a full-time employee of the Company or the Bank and who has not previously served on the Board of either the Company or the Bank, receives (assuming such individual is elected to the Board of the Directors of both the Company and the Bank) an automatic grant of options to purchase 14,726 shares of the Company's Common Stock as of the date of his or her election. Each such option has a per share price equal to the market value of a share of Common Stock on the date of the grant and has a ten-year term. On election to the Board, Mr. Troha received options to purchase 14,726 shares of Common Stock at a per share exercise prices of $31.25.

     Deferred Compensation. Under the Company's director deferred compensation program, each director has the option of deferring all or a specified portion of certain fees payable to the director for services rendered to the Company and/or the Bank (hereinafter referred to as "Director's Fees"). At the time such Director's Fees would otherwise be payable in cash, each participating director's deferred account is credited in book entry form with the number of shares of Common Stock the amount of deferred Director's Fees would have purchased based upon the average of the high and low sales price of the Common Stock on that day. Distribution of a participating director's account balance in cash commences within 60 days after the end of the calendar year in which the director's death occurs, or in which the director resigns, retires or is removed from office. Directors have the option of electing a single lump sum payment or payments in a specified number of annual installments. The amount of a participating director's deferred account balance is determined by multiplying the number of shares credited to the deferred account by the average of the high and low sales price of the Common Stock on the business day immediately preceding distribution of such director's account balance.

   Employment Agreements

     The Bank has entered into three-year employment agreements with Messrs. Gergen and Stampfl. The employment agreements provide for an annual salary in an amount not less than the officer's current salary. The employment agreements provide for an initial term of three years and are automatically extended for one year at each anniversary date, provided there is a satisfactory performance review of the employee, or until either the Bank or the employee gives written notice to the contrary. The agreements provide for termination upon the employee's death, for cause or in certain events specified by the regulations of the Office of Thrift Supervision. The employment agreements are terminable by the employee upon 90 days notice to the Bank.

     The agreements provide for the payment of an amount equal to the employee's salary for the remainder of the agreement term plus health benefits in the event employment is terminated without cause and a change in control payment, as described below, is not applicable. The agreements provide for payment to the employee of 299% of annual salary in the event there is a change in control of the Company, and where employment terminates involuntarily in connection with such a change in control or within 12 months thereafter; provided that the total amount payable to the employee in the event of a change in control shall not exceed three times the employee's annual salary. Such termination payment is provided on a similar basis to the employee in connection with the voluntary termination of employment, where the change in control was at any time opposed by the Board. The agreements provide, among other things, for participation in an equitable manner in employee benefits applicable to executive personnel.

     Pursuant to the terms of the Agreement and Plan of Merger dated as of November 3, 1997 by and between Advantage Bancorp, Inc. and Marshall & Ilsley Corporation, Messrs. Gergen and Stampfl have each entered into an agreement with Marshall & Ilsley Corporation to amend the terms of their respective employment agreements with the Company to clarify certain terms of the agreements.

   Salary Continuation Agreements

     During 1987, the Bank entered into salary continuation agreements with Messrs. Gergen and Stampfl. In general, the agreements provide for the payment of an annual retirement benefit (in an annual amount of approximately $42,000 for Mr. Gergen and $22,000 for Mr. Stampfl) for up to 25 years after retirement at age 65 provided that the employee remains available for consulting services. The agreements also provide that the employee's designated beneficiary receive a death benefit in the event the employee dies before receiving the full retirement benefit. In the event the employee voluntarily resigns from his employment with the Bank prior to age 65, the amount of the payments are reduced on a generally pro-rata basis.

   Stock Options

     The Company has in effect stock option plans pursuant to which options to purchase Common Stock may be granted to key employees (including officers) of the Company and its subsidiaries. No stock options were granted to or exercised by the named executive officers under the Company's stock option plans during fiscal 1997.

     The following table sets forth information regarding the fiscal year-end value of unexercised options held by the named executive officers.

                                              Value of Unexercised
                       Nunber of Securities        In-the-Money
                      Underlying Unexercised        Options at
                         Options at Fiscal       Fiscal Year-End
       Name             (All Exercisable)     (All Exercisable)(1)

    Paul Gergen               90,625                    $4,331,875

    John Stampfl              54,463                    $2,589,784


   (1) The dollar values are calculated by determining the difference between the fair market value of the underlying Common Stock and the exercise price of the options.


   Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as of November 21, 1997 regarding beneficial ownership of Common Stock by (i) each director, (ii) each of the executive officers, and (iii) all of the directors and executive officers of the Company as a group. The table also sets forth certain information as to those other persons believed by management to be beneficial owners of more than 5% of the outstanding shares of Common Stock as of November 21, 1997.

                                                   Amount and Nature
                                                of Beneficial Ownership
                                          Voting Power           Investment Power        Aggregate
                                                                                          Number          % of
      Name of Beneficial Owner         Sole        Shared        Sole       Shared       of Shares       Class

      MANAGEMENT AND DIRECTORS
      Paul Gergen . . . . . . . . .    152,256        33,581     160,375           0    185,837(1)          5.59%
      John Stampfl  . . . . . . . .     57,981        30,011      69,763       7,919     87,992(2)          2.67%
      Ben-Ami Chemerow  . . . . . .     20,605             0      20,605           0     20,605(3)            (8)
      Rita Petretti . . . . . . . .     14,826             0      14,826           0     14,826(3)            (8)
      Eugene Snarski  . . . . . . .     32,565             0      32,565           0     32,565(3)(4)         (8)
      Dennis Troha  . . . . . . . .     15,114             0      15,114           0     15,114(3)            (8)
      Michael Wells . . . . . . . .     23,002             0      23,002           0     23,002(3)            (8)
      All directors and executive
       officers as a group (12
       persons) . . . . . . . . . .    386,977       121,915     426,091      25,811    508,891(5)         14.08%

      OTHER BENEFICIAL OWNERS
      Advantage Bancorp, Inc.
      Employee Stock Ownership
      Plan and Trust("ESOP")  . . .    152,768       177,232     152,768     177,232    330,000(6)         10.20%
      5935 Seventh Avenue
      Kenosha, WI  53140

      Advantage Bancorp, Inc.
      Employees' Profit-Sharing
      and Savings Retirement Plan
      and Trust ("Savings Plan") . .         0       183,877           0     183,877    183,877(7)          5.68%
      5935 Seventh Avenue
      Kenosha, WI  53140

      Marshall & Ilsley
      Corporation . . . . . . . . .          0             0           0           0    634,930(9)          16.6%
      770 North Water Street
      Milwaukee, WI  53202



   (1) Includes a total of 90,625 shares subject to stock options granted under the Advantage Bancorp, Inc. 1991 Stock Option and
        Incentive Plan (the "1991 Stock Option Plan") which were exercisable on November 21, 1997 and 17,634 restricted shares granted under the Bank Incentive Plan and Trusts ("BIPs") over which the holder has sole voting but no investment power. Mr.
        Gergen's address is 5935 Seventh Avenue, Kenosha, Wisconsin 53140.

   (2) Includes a total of 54,463 shares subject to stock options granted under the 1991 Stock Option Plan which were exercisable on November 21, 1997 and 3,518 restricted shares granted under the BIPs over which the holder has sole voting but no investment power.

   (3) Includes 14,726 shares (7,363 shares for Mr. Snarski) which may be acquired by each outside director pursuant to exercisable options under the 1991 Stock Option Plan and the 1996 Non-
        Employee Director Stock Option Plan.

   (4) Includes 3,625 shares held in a spousal trust and spousal IRA over which Mr. Snarski has disclaimed beneficial ownership.

   (5) Includes an aggregate of 269,578 shares subject to options granted under the 1991 Stock Option Plan and the 1996 Non-
        Employee Director Stock Option Plan which were exercisable on
        November 21, 1997 and 25,176 restricted shares granted under the BIPs over which the holders have sole voting but no investment power.

   (6)  The Personnel Committee of the Board administers the ESOP.  EMJAY
        Corporation is the trustee for the ESOP (the "ESOP Trustee") as approved by the Board. The Personnel Committee may instruct the ESOP Trustee regarding investment of funds contributed to the ESOP. The ESOP Trustee, subject to its fiduciary duty, must vote all allocated shares held in the ESOP in accordance with the instructions of the participating employees. As of the September
        30, 1997, 177,232 shares of Common Stock were released for allocation to participating employees. Under the ESOP, unallocated shares held in the suspense account will be voted by the ESOP Trustee, subject to its fiduciary duty, in a manner calculated to most accurately reflect the instructions it has received from the participants regarding allocated shares.

   (7) The Plan Administration Committee, appointed by the Board, administers the Savings Plan. EMJAY Corporation is the trustee for the Savings Plan (the "Savings Plan Trustee") as approved by the Board. The Plan Administration Committee may instruct the
        Savings Plan Trustee regarding investment of funds contributed to the Savings Plan. The Savings Plan Trustee, subject to its fiduciary duty, must vote all shares held in the Savings Plan in accordance with the instructions of the participating employees.

   (8)  Less than one percent (1%) of shares outstanding.

   (9)  Marshall & Ilsley Corporation ("M&I") and the Company entered into a
        Stock Option Agreement dated as of November 3, 1997 pursuant to which the Company granted an option (the "Option") to M&I to purchase up to 643,930 shares of Common Stock (subject to adjustment, but in no event in excess of 19.9% of the issued and outstanding shares of Common Stock), at an exercise price of $56.00 per share. The Option is exercisable upon the occurrence of certain triggering and exercise events generally relating to competing transactions for control of the Company. None of such events has occurred as of the date of filing of this Annual Report on Form 10-K.


   Item 13. Certain Relationships and Related Transactions

      Since the beginning of the 1997 fiscal year, certain directors and executive officers of the Company and the Bank have entered into new loans or had loans outstanding with the Bank. Pursuant to the Bank's current policy, all such loans were made in the ordinary course of business and on substantially (except as disclosed below) the same terms and conditions (including interest rates and collateral) as those of comparable transactions prevailing at the time, and do not involve more than the normal risk of collectability or present other unfavorable features. All loans outstanding during such period to immediate family members of directors and executive officers of the Company and the Bank were also made in accordance with such terms.

     The Bank has made nine loans to a non-profit organization involved in rehabilitating low-income housing. Mr. Gergen serves as a director and officer of this non-profit organization. Mr. Gergen has personally guaranteed one of these loans with a balance of $30,000 as of September 30, 1997. This loan is a line of credit and bears interest at a rate of prime plus one percent. The highest amount outstanding on this loan since
   October 1, 1996 was $30,000.   The total balance of all nine loans was
   $642,000 as of September 30, 1997. All loans made to this non-profit organization were made in the ordinary course of business and under terms substantially the same as those of comparable transactions prevailing at the time and do not involve more than the normal risk of collectability or present other unfavorable risks.

     The Bank has also made a loan to another non-profit organization which provides services to inner city residents. Mr. Gergen serves as a director and officer of this non-profit organization. Mr. Gergen has personally guaranteed this loan. This loan is a line of credit and bears interest at 8.50%. The highest amount oustanding on this loan since October 1, 1997 was $20,000 and there was no balance outstanding at September 30, 1997.


                                     PART IV


   Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a)(1)  Financial Statements

     The following consolidated financial statements of the Company and its subsidiaries, together with the report thereon of Ernst & Young, LLP, dated October 31, 1997 are incorporated herein by reference to Item 8 of this Annual Report on Form 10-K:
      Consolidated Balances Sheets as of September 30, 1996 and 1997 Consolidated Statements of Income for each year in the three-year period ended September 30, 1997
      Consolidated Statements of Stockholders' Equity for each year in the three-year period ended September 30, 1997
      Consolidated Statements of Cash Flows for each year in the three-year period ended September 30, 1997
      Notes to Consolidated Financial Statements
      Independent Auditors' Report

   (a)(2)  Financial Statement Schedules

     All schedules are omitted because they are not required or are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

   (a)(3)  Exhibits

     The following exhibits are either filed as part of this Report on Form 10-K or are incorporated herein by reference:

     Exhibit No. 2  Plan of Acquisition, Reorganization, Arrangement,
                    Liquidation or Succession:

      2.1 Agreement and Plan of Merger, dated as of November 3, 1997, between Marshall & Ilsley Corporation and Advantage Bancorp, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, dated November 3, 1997, and filed on November 4, 1997)

      2.2 Stock Option Agreement, dated as of November 3, 1997, between Marshall & Ilsley Corporation and Advantage Bancorp, Inc. (incorporated herein by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K, dated November 3, 1997, and filed on November 4, 1997)

     Exhibit No. 3.  Certificate of Incorporation and Bylaws:

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

      10.4* Advantage Bancorp, Inc. Bank Incentive Plan and Trust (incorporated herein by reference to Exhibit B to the Proxy Statement for the First Annual Meeting of Shareholders held on January 19, 1993)

      10.5* Advantage Bancorp, Inc. Employee Stock Ownership Plan (incorporated herein by reference to Exhibit 10.4 of Registrant's Form S-1 Registration Statement, as amended, filed on December 11, 1991, Registration No. 33-44492)

      10.6* Employment Agreement between the Bank and Paul P. Gergen; Employment Agreement between the Bank and John Stampfl (incorporated herein by reference to Exhibit 10.5 of Registrant's Form S-1 Registration Statement, as amended, filed on December 11, 1991, Registration No. 33-44492)

      10.7* Amendment of Employment Agreement, dated as of November 3, 1997, between Advantage Bancorp, Inc., Advantage Bank, F.S.B., Paul P. Gergen and Marshall & Ilsley Corporation (incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K, dated November 3, 1997, and filed on November 4, 1997)

      10.8* Amendment of Employment Agreement, dated as of November 3, 1997, between Advantage Bancorp, Inc., Advantage Bank, F.S.B., John Stampfl and Marshall & Ilsley Corporation (incorporated herein by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K, dated November 3, 1997, and filed on November 4, 1997)

      10.9* Advantage Bank, FSB Executive Salary Continuation Agreement with Paul P. Gergen dated March 13, 1987 (incorporated herein by reference to Exhibit 10.6 of Annual Report on Form 10-K for the fiscal year ended September 30, 1993 filed on December 27,
              1993)

      10.10* Advantage Bank, FSB Executive Salary Continuation Agreement with John Stampfl dated December 30, 1987 (incorporated herein by reference to Exhibit 10.7 of Annual Report on Form 10-K for the fiscal year ended September 30, 1993 filed on December 27, 1993)

      10.11* Description of Advantage Bank, FSB Senior Officer Incentive Compensation Program (incorporated by reference to Exhibit 10.9 of Annual Report on Form 10-K for the fiscal year ended September 30, 1994 filed on December 27, 1994)

      10.12* 1994 Amendments to the Advantage Bancorp, Inc. Employees' Profit-Sharing and Savings Retirement Plan (incorporated by reference to Exhibit 10.10 of Annual Report on Form10-K for the fiscal year ended September 30, 1994 filed on December 27,
              1994)

      10.13* Amity Bancshares, Inc. 1991 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 4.1 of Registrant's Form S-8 Registration Statement filed on February 6, 1995, Registration No. 33-89114)

      10.14* Advantage Bancorp, Inc. 1996 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Registrant's Form S-8 Registration Statement filed on May 3, 1996, Registration No. 333-4444)

      10.15* Form of Director Deferred Compensation Agreement (incorporated by reference to Exhibit 10.13 of Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 filed on December 26, 1995)

      * A management contract or compensatory plan or arrangement.


     Exhibit No. 11.    Statement re:  Computation of Per Share Earnings

     The statement regarding computation of per share earnings for fiscal year 1996 is as follows:

                                                      Primary   Fully Diluted
    1.  Net income  . . . . . . . . . . . . . .   $ 3,032,537     $ 3,032,537
                                                   ==========      ==========
    2.  Weighted average common shares
        outstanding . . . . . . . . . . . . . .     3,433,886       3,433,886

    3.  Common stock equivalents due to
        dilutive effect of stock options  . . .       227,947         222,461
                                                   ----------      ----------
    4.  Total weighted average common shares
        and equivalents outstanding . . . . . .     3,661,833       3,656,347
                                                   ==========      ==========

    5.  Earnings per share  . . . . . . . . . .         $0.83           $0.83
                                                   ==========      ==========


     The statement regarding computation of per share earnings for fiscal year 1997 is as follows:

                                                       Primary        Fully
                                                                     Diluted
    1.  Net income  . . . . . . . . . . . . . . .    $10,687,879  $10,687,879
                                                      ==========   ==========
    2.  Weighted average common shares outstanding     3,252,389    3,252,389

    3.  Common stock equivalents due to dilutive
          effect of stock options . . . . . . . .        211,113      250,632
                                                      ----------   ----------
    4.  Total weighted average common shares and
          equivalents outstanding . . . . . . . .      3,463,502    3,503,021
                                                      ==========   ==========
    5.  Earnings per share  . . . . . . . . . . .          $3.09        $3.05
                                                           =====        =====

     Exhibit No. 21.    Subsidiaries of the registrant

     As of the date of this Annual Report the only subsidiary of the Company is Advantage Bank, FSB, which is a federally-chartered savings bank.

     The subsidiaries of the Bank are Advantage Real Estate Services, Inc. (incorporated in Wisconsin), Advantage Investments, Inc.(incorporated in Nevada) and Advantage Financial Services and Insurance, Inc. (incorporated in Wisconsin).


     Exhibit No. 23.    Consent of Independent Auditors

     Consent of Independent Auditors to the incorporation by reference in the Registration Statements (Form S-8 Nos. 33-73664, 33-89114, 33-46975, 333-
   4444 and 333-4448) pertaining to the Advantage Bancorp, Inc. 1991 Stock Option and Incentive Plan, the Amity Bancshares, Inc. Stock Option Plan and Incentive Plan, the Advantage Bancorp, Inc. Employees' Profit Sharing and Savings Retirement Plan, the Advantage Bancorp, Inc. 1996 Non-Employee Director Stock Option Plan, and the Advantage Bancorp, Inc. 1995 Equity Incentive Plan, of auditors' report dated October 31, 1997, with respect to the consolidated financial statements of Advantage Bancorp, Inc. included in the Annual Report (Form 10-K) for the year ended September 30, 1997.


     Exhibit No. 27.   Financial Data Schedule (Edgar version only)


   (b)  Forms 8-K

     No reports on Form 8-K were filed during the last quarter of fiscal
   1997.

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

                                         Date:   December 4, 1997


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   By:   /s/ Paul P. Gergen
        Paul P. Gergen
        Chairman of the Board
        Chief Executive Officer
        President
        Date: December 4, 1997

   By:   /s/ Robert J. Muth
        Robert Muth
        Senior Vice President
        Date:  December 4, 1997

   By:   /s/ John Stampfl
        John Stampfl
        Chief Financial Officer
        Secretary-Treasurer
        Date:  December 4, 1997

   By:   /s/ Ben-Ami Chemerow
        Ben-Ami Chemerow
        Director
        Date: December 4, 1997


   By:   /s/ Rita Petretti
        Rita Petretti
        Director
        Date:  December 4, 1997


   By:   /s/ Eugene Snarski
        Eugene Snarski
        Director
        Date:  December 4, 1997


   By:   /s/ Dennis Troha
        Dennis Troha
        Director
        Date:  December 4, 1997


   By:   /s/ Michael Wells
        Michael Wells
        Director
        Date:  December 4, 1997

                            INDEX TO ATTACHED EXHIBITS
                             Advantage Bancorp, Inc.
                                    Form 10-K
                          Year Ended September 30, 1997

    Exhibit No.                Exhibit Description



         23       Consent of Independent Auditors

         27       Financial Data Schedule (Edgar version only)