Form 10-Q
period 1997-12-31
ADVANTAGE BANCORP INC
filed 1998-02-12
CIK 881892

SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  __X__ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

                    Quarterly Period Ended December 31, 1997

                                       or

  _____ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to __________.

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

   Yes    X            No

   The number of shares outstanding of the issuer's common stock, par value $.01 per share, was 3,239,912 at January 26, 1998.

                  ADVANTAGE  BANCORP,  INC.  AND  SUBSIDIARIES
                                    FORM 10-Q


   Part I.  Financial Information

    Item 1    Financial Statements (unaudited):

              Consolidated Statements of Financial Condition as of
              December 31, 1997 and September 30, 1997  . . . . . . .      3

              Consolidated Statements of Income for the Three Months
              ended December  31, 1997 and 1996 . . . . . . . . . . .      4

              Consolidated Statements of Cash Flows for the Three
              Months ended December 31, 1997 and 1996 . . . . . . . .      5

              Notes to Consolidated Financial Statements  . . . . . .      7


    Item 2    Management's Discussion and Analysis of Financial
              Condition and Results of Operations  . . . . . . . . . .     8

    Item 3    Quantitative and Qualitative Disclosures About Market
              Risk  . . . . . . . . . . . . . . . . . . . . . . . . .     13

    Part II.  Other Information

    Item 1    Legal Proceedings . . . . . . . . . . . . . . . . . . .     13

    Item 2    Changes in Securities and Use of Proceeds . . . . . . .     13

    Item 3    Defaults Upon Senior Securities . . . . . . . . . . . .     13

    Item 4    Submission of Matters to a Vote of Security Holders . .     13

    Item 5    Other Information . . . . . . . . . . . . . . . . . . .     13

    Item 6    Exhibits and Reports on Form 8-K  . . . . . . . . . . .     13

              Signature Page  . . . . . . . . . . . . . . . . . . . .     13

                   ADVANTAGE BANCORP, INC.  AND  SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (unaudited)
                                                                                       December 31        September 30
    ASSETS                                                                                1997                1997
    Cash and cash equivalents (includes interest-earning deposits of $10,850,839-
     Dec. 31, 1997; $17,714,761 - Sept. 30, 1997)   . . . . . . . . . . . . . . . .    $ 26,794,882       $42,908,363
    Certificates of deposit (approximates market value)   . . . . . . . . . . . . .           9,202           508,664
    U.S. government and agency securities available for sale (at market value)  . .      25,973,144        19,956,301
    Mortgage-backed securities available for sale (at market value) . . . . . . . .     109,881,844       117,332,556
    Mortgage-backed securities held to maturity (market value of $6,840,926
      - Dec. 31, 1997; $8,421,309 - Sept. 30, 1997)   . . . . . . . . . . . . . . .       6,787,473         8,321,934
    Mortgage-related securities available for sale (at market value)  . . . . . . .      13,617,418        14,105,718
    Mortgage-related securities held to maturity (market value of $243,714,573
         - Dec. 31,1997; $222,150,681 - Sept. 30, 1997) . . . . . . . . . . . . . .     239,810,336       218,450,643
    Marketable equity securities (at market value)  . . . . . . . . . . . . . . . .      11,022,904         9,281,261
    Loans held for sale (at lower of cost or market)  . . . . . . . . . . . . . . .       5,321,503         4,907,212
    Loans receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     545,512,057       560,352,039
    Foreclosed properties and properties subject to foreclosure . . . . . . . . . .       2,006,215         1,792,677
    Investments in and advances to unconsolidated partnerships  . . . . . . . . . .       7,110,814         7,204,387
    Office properties and equipment   . . . . . . . . . . . . . . . . . . . . . . .      12,604,428        12,756,398
    Federal Home Loan Bank stock   at cost  . . . . . . . . . . . . . . . . . . . .       9,368,000         8,918,000
    Accrued interest on investments and mortgage-related securities . . . . . . . .       2,648,396         2,515,698
    Intangible assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,590,731         5,860,052
    Prepaid expenses and other assets . . . . . . . . . . . . . . . . . . . . . . .       2,466,917         2,290,536
                                                                                     --------------    --------------
                                                                                     $1,026,526,264    $1,037,462,439
                                                                                     ==============    ==============
    LIABILITIES
    Deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $660,760,664    $  670,775,364
    Notes payable to Federal Home Loan Bank   . . . . . . . . . . . . . . . . . . .     186,360,000       176,360,000
    Securities sold under agreements to repurchase  . . . . . . . . . . . . . . . .      62,485,435        72,115,303
    Advance payments by borrowers for taxes and insurance . . . . . . . . . . . . .       1,371,448         7,187,361
    Accrued interest on deposit accounts  . . . . . . . . . . . . . . . . . . . . .       1,696,185         2,825,851
    Accrued interest on notes payable and other borrowings  . . . . . . . . . . . .       2,851,745         2,607,869
    Deferred income tax . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,786,218         2,226,660
    Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,922,551         2,898,434
    Accrued income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,422,218         1,461,468
                                                                                      -------------     -------------
        Total liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . . . .     923,656,464       938,458,310

    STOCKHOLDERS' EQUITY
    Serial preferred stock, $.01 par value; authorized 5,000,000 shares; none
    outstanding . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -                 -
    Common stock, $.01 par value; authorized 10,000,000 shares;
     issued 4,124,780 shares; outstanding shares: 3,235,653 - Dec. 31, 1997;
     3,235,830 - Sept. 30, 1997   . . . . . . . . . . . . . . . . . . . . . . . . .          33,000            33,000
    Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . .      38,536,160        38,536,160
    Loan to Employee Stock Ownership Plan . . . . . . . . . . . . . . . . . . . . .      (1,372,470)       (1,405,470)
    Unearned restricted stock awarded . . . . . . . . . . . . . . . . . . . . . . .        (791,827)         (839,055)
    Treasury stock, at cost (889,127 shares - Dec. 31, 1997;  888,950 shares -
     Sept. 30, 1997)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (21,361,387)      (21,319,434)
    Unrealized gain on securities available for sale - net  . . . . . . . . . . . .       3,518,652         2,667,084
    Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      84,307,672        81,331,844
                                                                                     -------------      -------------
        Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . . .     102,869,800        99,004,129
                                                                                     -------------      -------------
                                                                                     $1,026,526,264    $1,037,462,439
                                                                                     =============      =============


     See accompanying notes to unaudited consolidated financial statements.


                    ADVANTAGE BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
   (unaudited)


                                                  Three Months Ended December 31

                                                          1997            1996
    Interest income:
     Interest on loans  . . . . . . . . . . . . .     $12,069,133   $12,047,448
     Interest on mortgage-related securities  . .       6,384,690     6,109,856
     Interest and dividends on investment
       securities . . . . . . . . . . . . . . . .         653,156       663,013
     Other interest income  . . . . . . . . . . .         354,618       330,392
                                                        ---------    ----------
      Total interest income  . . . . . . . . . . .     19,461,597    19,150,709

    Interest expense:
     Interest on deposits   . . . . . . . . . . .       7,550,951     7,899,191
     Interest on notes payable and other
       borrowings . . . . . . . . . . . . . . . .       3,995,954     3,553,533
                                                       ----------    ----------
     Total interest expense   . . . . . . . . . .      11,546,905    11,452,724
                                                       ----------    ----------
    Net interest income . . . . . . . . . . . . .       7,914,692     7,697,985
    Provision for losses on loans . . . . . . . .         100,000        80,000
                                                       ----------    ----------
    Net interest income after provision for
     losses on loans  . . . . . . . . . . . . . .       7,814,692     7,617,985

    Non-interest income:
     Loan fees and service charges  . . . . . . .         111,082       170,420
     Mortgage brokerage commissions   . . . . .           514,374       471,137
     Service charges on deposit accounts  . . . .         763,488       699,247
     Gain on sales of loans   net   . . . . . . .         390,459       203,691
     Gain on sale of securities available for
     sale   . . . . . . . . . . . . . . . . . . .         479,821       218,116
     Equity in net income of unconsolidated
       partnerships . . . . . . . . . . . . . . .          76,017        44,500
     Other  . . . . . . . . . . . . . . . . . . .         356,885       266,126
                                                       ----------    ----------
     Total non-interest income  . . . . . . . . .       2,692,126     2,073,237

    Non-interest expenses:
     Compensation and employee benefits   . . . .       2,684,686     2,708,882
     Occupancy  . . . . . . . . . . . . . . . . .         766,643       814,668
     Data processing  . . . . . . . . . . . . . .         177,175       181,154
     Advertising  . . . . . . . . . . . . . . . .         157,389       210,608
     Federal deposit insurance premiums   . . . .         105,322       315,963
     Amortization of intangible assets  . . . . .         269,321       266,625
     Professional services  . . . . . . . . . . .         258,291       113,668
     Other  . . . . . . . . . . . . . . . . . . .         913,773     1,182,356
                                                       ----------    ----------
     Total non-interest expenses  . . . . . . . .       5,332,600     5,793,924
                                                       ----------    ----------
    Income before income taxes  . . . . . . . . .       5,174,218     3,897,298

    Income taxes  . . . . . . . . . . . . . . . .       1,870,295     1,444,199
                                                       ----------    ----------
    Net income  . . . . . . . . . . . . . . . . .      $3,303,923    $2,453,099
                                                       ==========    ==========

    Basic earnings per share  . . . . . . . . .  .          $1.04         $0.77
                                                       ==========    ==========
    Diluted earnings per share. . . . . . . . .  .          $0.98         $0.72
                                                       ==========    ==========

     See accompanying notes to unaudited consolidated financial statements.

                    ADVANTAGE BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                              Three Months Ended December 31,
                                                                                  1997              1996
    Operating activities:

    Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . .          $3,303,923       $2,453,099
     Provision for losses on loans  . . . . . . . . . . . . . . . . .             100,000           80,000
     Provision for depreciation   . . . . . . . . . . . . . . . . . .             370,152          328,712
     Amortization of intangible assets  . . . . . . . . . . . . . . .             269,321          266,625
     Equity in net income of unconsolidated partnerships  . . . . . .             (76,017)         (44,500)
     Net loss on sale or writedown of foreclosed property   . . . . .              15,255                -
     Net amortization of mortgage-related securities discounts and
       premiums . . . . . . . . . . . . . . . . . . . . . . . . . . .            (138,969)        (185,912)
     Increase in accrued income taxes   . . . . . . . . . . . . . . .             960,750        1,505,451
     Increase in interest receivable  . . . . . . . . . . . . . . . .            (120,667)        (411,476)
     Decrease in accrued FDIC SAIF special assessment   . . . . . . .                    -      (4,434,589)
     Decrease in interest payable   . . . . . . . . . . . . . . . . .            (885,790)        (389,380)
     Loans originated for sale  . . . . . . . . . . . . . . . . . . .         (32,881,785)     (11,367,545)
     Proceeds from sales of loans   . . . . . . . . . . . . . . . . .          32,467,494       10,861,805
     Amortization of cost of restricted stock benefit plan  . . . . .              47,228                -
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (576,916)      (1,018,373)
                                                                              -----------       ----------
    Net cash provided by (used in) operating activities . . . . . . .           2,853,979       (2,356,083)

    Investing activities:
     Proceeds from maturities of certificates of deposit  . . . . . .             500,000                -
     Proceeds from sales and maturities of U.S. government and
     agency securities available for sale   . . . . . . . . . . . . .           2,000,000        3,500,000
     Proceeds from sales of marketable equity securities  . . . . . .             507,271          488,711
     Purchases of FHLB stock  . . . . . . . . . . . . . . . . . . . .            (450,000)               -
     Loans transferred to held for sale and sold  . . . . . . . . . .          14,347,993                -
     Purchases of U.S. agency securities available for sale   . . . .          (7,993,750)               -
     Purchases of mortgage-related securities held to maturity  . . .         (34,822,995)      (6,697,476)
     Principal repayments on mortgage-related securities held to
       maturity . . . . . . . . . . . . . . . . . . . . . . . . . . .          13,627,283        4,025,226
     Principal repayments on mortgage backed securities held to
     maturity   . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,588,762          483,353
     Loan principal repayments  . . . . . . . . . . . . . . . . . . .          58,332,638       59,897,014
     Loans originated   . . . . . . . . . . . . . . . . . . . . . . .         (57,851,347)     (67,768,809)
     Purchases of marketable equity securities  . . . . . . . . . . .          (1,009,546)        (871,716)
     Principal repayments on mortgage-backed securities available
     for sale   . . . . . . . . . . . . . . . . . . . . . . . . . .             7,643,415        6,432,972
     Principal repayments on mortgage-related securities available
     for sale   . . . . . . . . . . . . . . . . . . . . . . . . . . .             364,947          385,854
     Proceeds from sale of foreclosed properties  . . . . . . . . . .             126,990              500
     Principal repayments on loans to unconsolidated partnership  . .              63,765           32,609
     Cash distributions from unconsolidated partnerships  . . . . . .             105,825          107,263
     Additions to office properties and equipment   . . . . . . . . .            (218,182)         (79,007)
                                                                                ---------       ----------
    Net cash used in investing activities . . . . . . . . . . . . . .          (3,136,931)         (63,506)

    Financing activities:
     Net increase (decrease) in deposits  . . . . . . . . . . . . . .         (10,014,700)       9,647,924
     Proceeds from notes payable to the Federal Home Loan Bank  . . .           11,000,000       5,000,000
     Repayment of notes payable to the Federal Home Loan Bank   . . .          (1,000,000)     (27,400,000)
     Net increase (decrease) in securities sold under agreements to
       repurchase . . . . . . . . . . . . . . . . . . . . . . . . . .          (9,629,868)      32,562,404
     Net decrease in advance payments by borrowers for taxes and
       insurance  . . . . . . . . . . . . . . . . . . . . . . . . . .          (5,815,913)      (2,550,587)
     Purchases of treasury stock  . . . . . . . . . . . . . . . . . .             (52,915)      (2,300,950)
     Dividends paid   . . . . . . . . . . . . . . . . . . . . . . . .            (323,583)        (263,117)
     Proceeds from exercise of stock options  . . . . . . . . . . . .               6,450          169,385
                                                                               ----------       ----------
    Net cash provided by (used in) financing activities . . . . . . .         (15,830,529)      14,865,059
                                                                               ----------       ----------
    Increase (decrease) in cash and cash equivalents  . . . . . . . .         (16,113,481)      12,445,470
    Cash and cash equivalents:
     At beginning of period   . . . . . . . . . . . . . . . . . . . .          42,908,363       35,445,646
                                                                               ----------       ----------
     At end of period   . . . . . . . . . . . . . . . . . . . . . . .         $26,794,882      $47,891,116
                                                                               ==========       ==========
    Supplemental disclosures of cash flow information:
     Interest paid (including amounts credited to deposits)   . . . .        $ 12,432,695     $ 11,503,997
     Income taxes paid (refunded)   . . . . . . . . . . . . . . . . .             909,545          (61,252)

    Supplemental schedule of noncash investing activities:
     Loans receivable transferred to foreclosed properties  . . . . .             355,703        1,020,328


  See accompanying notes to unaudited consolidated financial statements.


                    ADVANTAGE BANCORP, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                      Three Months Ended December 31, 1997

   (1) Basis of Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. All adjustments are of a normal recurring nature. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto for the fiscal year ended September 30, 1997 included in the Annual Report on Form 10-K as filed by Advantage Bancorp, Inc. (the "Company") with the Securities and Exchange Commission.

   The results of operations and other data for the three months ended December 31, 1997 are not necessarily indicative of results that may be expected for the entire fiscal year ending September 30, 1998.

   The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Advantage Bank, FSB (the "Bank"), and the Bank's wholly-owned subsidiaries, Advantage Financial Center, Inc. (dissolved and liquidated into the Bank as of October 31,
   1996), Advantage Real Estate Services, Inc., Advantage Investments, Inc.
   and Advantage Financial Services and Insurance, Inc..   All material
   intercompany accounts and transactions have been eliminated in consolidation.


   (2) Earnings Per Share Information

   Earnings per share of common stock have been computed based on the consolidated net income and weighted average shares of outstanding stock of the Company.

                                           Three Months Ended December 31
                                                  1997            1996

       Net income  . . . . . . . . . . . .    $ 3,303,923      $2,453,099
                                              ===========      ==========
       Weighted average shares outstanding
       (denominator for basic earnings per
       share)  . . . . . . . . . . . . . .      3,178,264       3,192,788

       Net effect of dilutive stock options
       based on the treasury  stock method
        using average market price . . . .        194,497         193,692
                                              -----------      ----------
       Total weighted average common shares
       and equivalents (denominator for
       dilutive earnings per share)  . . .      3,372,761       3,386,480
                                              ===========      ==========
       Basic earnings per share  . . . . .          $1.04           $0.77
                                              ===========      ==========
       Diluted earnings per share  . . . .          $0.98           $0.72
                                              ===========      ==========

   (3) Commitments and Contingencies

   Commitments to originate mortgage loans of $6.5 million at December 31, 1997 represent amounts which the Bank plans to fund within the normal commitment period of thirty to ninety days. Commitments to sell fixed-rate mortgage loans were $3.0 million as of December 31, 1997. The Bank had unissued credit under existing home equity line-of-credit loans and commercial line-of-credit loans of $37.3 million and $29.0 million, respectively, as of December 31, 1997.

   (4)  Stockholders' Equity

   Under federal law and regulations, the Bank is required to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets and investments in and advances to "nonincludable" subsidiaries and joint ventures. Core capital generally consists of tangible capital plus qualifying intangible assets. The risk-based capital requirements address credit risk related to both recorded assets and off-balance sheet commitments and obligations. Risk-weighted assets, for regulatory measurement purposes, at December 31, 1997, totaled $479,100,000.

     The following table summarizes the Bank's capital amounts and capital ratios, and the capital ratios required by federal law and regulations at December 31, 1997 (dollars in thousands):



                                  Actual      Required                      Actual        Required
                                  Amount       Amount         Excess        Ratio          Ratio         Excess
    Tangible capital             $65,925      $15,035        $50,890        6.58%          1.50%          5.08%
    Core capital                  65,925       30,070         35,855        6.58           3.00           3.58
    Risk-based capital            71,743       38,328         33,415       14.97           8.00           6.97



   The Bank's regulatory capital as of December 31, 1997 was as follows (in thousands):


                                                Tangible      Core   Risk-Based
                                                 Capital    Capital    Capital
     Total consolidated stockholders'
       equity . . . . . . . . . . . . . . .     $102,870   $102,870   $102,870
    Deduct unrealized gain on securities
    available for sale (Bank only)  . . . .         (242)      (242)      (242)
    Less parent company stockholders'
    equity not includable
    in regulatory capital   . . . . . . . .      (33,028)   (33,028)   (33,028)
    Loan loss allowances (limited to 1% of
      loans)  . . . . . . . . . . . . . . .            -          -      5,818
    Nonallowable intangibles  . . . . . . .       (5,742)    (5,742)    (5,742)
    Income tax effect of intangibles  . . .        2,067      2,067      2,067
                                               ---------   --------   --------
      Regulatory capital  . . . . . . . . .      $65,925    $65,925    $71,743
                                               =========   ========   ========

   (5) Reclassifications

   Certain amounts in the prior year consolidated financial statements have been reclassified to conform with the fiscal 1998 presentation.

                    ADVANTAGE BANCORP, INC. AND SUBSIDIARIES

    Item 2 - Management's Discussion and Analysis of Financial Condition and
                              Results of Operations

   Pending Merger

   On November 3, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Marshall & Ilsley Corporation, a Wisconsin corporation ("M&I"), providing for the merger of the Company with and into M&I (the "Merger"). The Merger Agreement provides that each outstanding share of common stock, $.01 par value, of the Company ("Company Common Stock"), will be converted (other than certain shares that will be cancelled as specified in the Merger Agreement) into the right to receive 1.2 shares of common stock, $1.00 par value, of M&I ("M&I Common Stock"), subject to adjustment in the event that the average closing price of M&I Common Stock for the ten consecutive trading days preceding the fifth business day prior to the effective time of the Merger is above $61.67 per share or below $46.67 per share. The Merger is structured as a pooling-of-interests for financial accounting purposes and as a tax-free reorganization for shareholders of the Company. Completion of the Merger is subject to certain conditions, including approval by the shareholders of the Company, approval by the Federal Reserve Board, and other conditions to closing customary in transactions of this type. Management currently anticipates that the Merger will be completed on or about April 1, 1998. A special meeting of Company shareholders to approve the Merger Agreement is scheduled for February 5, 1998.

   General

   The Company's only active business is the business of the Bank. The Bank's principal business is attracting retail deposits from the general public and using such deposits to originate residential loans in its primary market area. The Bank also originates commercial real estate, multi-family, construction, consumer and commercial business loans. In addition, the Bank also invests in mortgage-related securities, investment securities, certificates of deposit, short-term liquid assets and real estate. Finally, the Bank offers, on an agency basis, certain securities brokerage services and insurance products to its customers. The Bank operates out of 15 locations. It has seven full service offices located in Kenosha, Wisconsin and full service branch offices located in Lake Geneva, Paddock Lake, and Racine, Wisconsin; and Burbank, Waukegan, North Chicago, Tinley Park and Zion, Illinois. The Bank also operates loan origination facilities in Kenosha, Racine and Wauwatosa, Wisconsin and Grayslake and Naperville, Illinois. The Bank owns three service corporations, Advantage Real Estate Services, Inc., which owns interests in three real estate partnerships, Advantage Investments, Inc., which invests in mortgage-related securities and Advantage Financial Services and Insurance, Inc., which is engaged in the business of selling non-insured investments and insurance and providing financial planning. Deposits of the Bank are insured up to the maximum allowable amount by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is subject to regulation by the Office of Thrift Supervision ("OTS") and the FDIC.

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

   Liquidity and Capital Resources

   The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term investments. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. Cash and cash equivalents totalled $26.8 million and $47.9 million as of December 31, 1997 and 1996, respectively.

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

   The primary investing activity of the Company is the origination of mortgage and other loans. During the three months ended December 31, 1997 and 1996, the Company originated and purchased loans (including loans originated for sale) in the amounts of $90.7 million and $79.1 million, respectively. Other investing activities include the purchase of mortgage-related securities (including securities available for sale) which totalled $34.8 million and $6.7 million for the three months ended December 31, 1997 and 1996, respectively.

   During the three months ended December 31, 1997 and 1996, these activities were funded primarily by (1) principal repayments on loans and mortgage-related securities totalling $81.6 million and $71.3 million, respectively, (2) proceeds from sales of loans of $47.2 million and $11.4 million, respectively, and (3) net proceeds from borrowings of $400,000 and $10.2 million, respectively. For the three months ended December 31, 1996, these activities were also funded by an increase of $9.6 million in deposits (deposits decreased by $10.0 million for the three months ended December 31, 1997).

   The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The current required ratio is 4.0%. The Bank's liquidity ratio was 6.7% for the month of December 1997. Excess funds are generally invested in short-term investments such as federal funds. In the event that the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of FHLB advances, repurchase agreements, and brokered deposits.

   As of December 31, 1997, the Bank's capital exceeded all capital requirements of the OTS as mandated by federal law and regulations. See
   Note 4 of the Notes to Unaudited Consolidated Financial Statements.

   Changes in Financial Condition

   Total assets decreased $10.0 million from $1.037 billion at September 30, 1997 to $1.027 billion at December 31, 1997.

   Loans receivable decreased $14.9 million from $560.4 million as of September 30, 1997 to $545.5 million as of December 31, 1997. This decrease was due primarily to a decline in market interest rates which resulted in a decrease in the origination of adjustable-rate mortgages (which are held in the Company's loan portfolio) and an increase in the origination of fixed rate loans (which are sold by the Company). The decline in market interest rates has also resulted in an increase in the number of customers exercising their option to convert their adjustable-rate mortgages to fixed rate loans which are thereafter sold by the Company.

   Mortgage-related securities increased $11.9 million from $358.2 million as of September 30, 1997 to $370.1 million at December 31, 1997. This increase relates to purchases of mortgage-related securities using funds generated by the repayment of oustanding loans receivable.

   Deposits decreased $10.0 million from $670.8 million at September 30, 1997 to $660.8 million at December 31, 1997. This decrease relates to increased competition for deposits and a decrease in brokered deposits from $74.6 million as of September 30, 1997 to $69.7 million as of December 31, 1997.

   Notes payable to the FHLB Increased $10.0 million from $176.4 million as of September 30, 1997 to $186.4 million as of December 31, 1997. This increase was offset by a $9.6 million decrease in securities sold under agreements to repurchase during the same period.

   Stockholders' equity increased from $99.0 million as of September 30, 1997 to $102.9 million as of December 31, 1997. Stockholders' equity increased during this period as a result of: (1) net income of $3.3 million, and
   (2) an increase of $852,000 in the unrealized gain (net of income tax effect) relating to securities available for sale. The increase in stockholders' equity was offset by the payment of $324,000 in cash
   dividends.   The Company suspended its repurchase program indefinitely
   during the quarter ended June 30, 1997 due to its consideration of various strategic alternatives including the possible sale of the Company. The acquisition of treasury stock during the quarter ended December 31, 1997 relates only to the reacquisition of stock from employees to cover payroll tax withholding due from these employees upon vesting of this stock under the Company's Bank Incentive Plan.

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


                                        Dec.31      Sept. 30   June 30         Mar. 31          Dec. 31
                                         1997         1997       1997             1997            1996
    Nonperforming loans:
      One- to four-family   . . .      $1,797       $1,796      $1,376           $2,463          $1,851
      Commercial real estate  . .         795          646         486              469           1,138
      Construction and land   .             -          283           -                -               -
      Commercial business   . . .          69           51          24               23              23
      Consumer and other  . . . .         131          385          94              121             271
                                      -------       ------     -------           ------          ------
    Total non-performing loans  .      $2,792       $3,161      $1,980           $3,076          $3,283
                                      =======       ======     =======           ======          ======
    Foreclosed properties:
      One-to four-family  . . . .      $1,166         $954      $1,715           $1,771          $1,452
      Commercial real estate  . .         840          839         840              835             971
      Construction and land   . .           -            -           -                -               -
                                      -------      -------      ------           ------         -------
      Total foreclosed
      properties  . . . . . . . .      $2,006       $1,793      $2,555           $2,606          $2,423
                                      =======      =======      ======           ======         =======

    Total non-performing assets .      $4,798       $4,954      $4,535           $5,682          $5,706
                                      =======      =======      ======           ======         =======

    Non-performing loans to total
    loans . . . . . . . . . . . .        0.51%        0.48%       0.35%            0.54%           0.57%
                                      =======      =======      ======           ======         =======
    Non-performing assets to
    total assets  . . . . . . . .        0.47%        0.56%       0.44%            0.56%           0.55%
                                      =======      =======      ======           ======         =======

   Allowance for Losses on Loans

   The following table sets forth an analysis of the Company's allowance for losses on loans (dollars in thousands):

                                               Three Months  Year      Year
                                                  Ended      Ended     Ended
                                                 Dec 31,   Sept. 30,  Sept. 30,
                                                  1997        1997      1996

    Balance at beginning of period  . . . . . .   $5,797    $ 5,773    $ 5,271
    Additions charged to operations:                                         -
      One- to four-family   . . . . . . . . . .        -         -           -
      Multi-family and commercial real estate          -         -           -
      Consumer  . . . . . . . . . . . . . . . .      100       150           -
      Commercial business   . . . . . . . . . .        -       210         480
                                                 -------   -------    --------
                                                     100       360         480
    Recoveries:
      One- to four-family. . . . . . . . . .  .        24       26          40
      Consumer  . . . . . . . . . . . . . . . .        16        1          21
      Commercial business   . . . . . . . . . .         -      444           1
                                                 --------  -------    --------
                                                       40      471          62
    Charge-offs:
      One- to four-family   . . . . . . . . . .       (14)    (447)        (29)
      Multi-family and commercial real estate .         -        -           -
      Consumer  . . . . . . . . . . . . . . . .       (66)    (261)         (8)
      Commercial business   . . . . . . . . . .       (24)     (99)         (3)
                                                 --------   ------     -------
                                                     (104)    (807)        (40)
                                                 --------   ------     -------
    Net recoveries (charge-offs)  . . . . . . .       (64)    (336)         22
                                                 --------  -------     -------
    Balance at end of period  . . . . . . . . .    $5,833   $5,797      $5,773
                                                 ========  =======     =======
    Ratio of net charge-offs to average loans
    outstanding during the period (annualized)       0.05%    0.06%       0.00%
                                                 ========  =======     =======
    Allowance for losses on loans to non-
    performing loans at end of the period . . .     208.9%   183.4%      169.1%
                                                 ========  =======     =======
    Allowance for losses on loans to total
    loans at end of the period  . . . . . . . .      1.06%    1.03%       1.03%
                                                 ========  =======     =======

   While management believes that it uses the best information available to determine the allowance for losses on loans, unforeseen changes in market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance.


    Results of Operations - Comparison of the Three Months Ended December 31,
                                  1997 and 1996

   General

   Net income for the three months ended December 31, 1997 increased 35% to $3.30 million from $2.45 million for the comparable 1996 quarter.

   Net Interest Income

   The following table presents certain information related to net interest income (dollars in thousands):

                                                         For the Three Months
                                                           Ended December 31

                                                              1997       1996

    Average interest-earning assets . . . . . . . . . . .  $992,312   $ 977,136
    Total interest income . . . . . . . . . . . . . . . .    19,462      19,151
    Average yield on interest-earning assets  . . . . . .     7.85%        7.84%

    Average interest-bearing liabilities  . . . . . . . .  $918,372   $ 918,558

    Total interest expense  . . . . . . . . . . . . . . .    11,547      11,453
    Average rate on interest-bearing liabilities  . . . .     5.03%        4.99%

    Average net earning assets  . . . . . . . . . . . . .   $73,940     $58,578
    Net interest income before provision for loan losses      7,915       7,698
    Net interest rate spread  . . . . . . . . . . . . . .     2.82%        2.85%
    Net interest margin (net interest income divided
      by average interest-earning assets)   . . . . . . .     3.19%        3.15%


   Net interest income before provision for loan losses was $7.92 million for the three months ended December 31, 1997, compared with $7.70 million for the comparable 1996 quarter, an increase of $200,000. This increase was primarily due to a $15.4 million increase in average net earning assets for the 1997 quarter compared to the 1996 quarter.

   The net interest rate spread decreased from 2.85% for the 1996 quarter to 2.82% for the 1997 quarter. This decrease represents the offsetting effects of (1) a decrease in spread relating to an increase in competition for first mortgage residential loans and deposit accounts, and (2) an increase in spread relating to the Company's strategy of increasing its commercial and consumer loans. Total consumer loans (which are primarily second mortgage residential loans which carry higher interest rates than first mortgage residential loans) increased by 40% from $58.88 million as of December 31, 1996 to $82.44 million as of December 31, 1997. Net interest rate spread could continue to decrease in the future but it is the Company's strategy to maintain its interest rate margin by increasing its higher-yielding commercial and consumer loans and decreasing its first mortgage residential loans and mortgage-related securities. While commercial and consumer loans earn higher yields than mortgage-related securities, they also have higher credit risk. While the Company's credit losses on these loans have been minimal in the past, there can be no assurance that such losses will remain minimal in the future.

   Provision for Losses on Loans

   The provision for losses on loans was $100,000 for the three months ended
   December 31, 1997 compared to $80,000 for the comparable 1996 quarter. The
   Company's ratio of allowance for losses on loans to nonperforming loans increased to 208.9% as of December 31, 1997 compared to 175.6% as of December 31, 1996.

   Non-interest Income

   Non-interest income increased 30% to $2.69 million for the three months ended December 31, 1997 compared to $2.07 million for the comparable 1996 quarter. This increase was due to a $262,000 increase in gain on sale of securities available for sale and a $186,000 increase in gains on sales of loans. The increase in gains on sales of loans relates primarily to a decline in market interest rates which resulted in an increase in origination of fixed rate loans which are sold by the Company and an increase in the number of customers exercising their option to convert their adjustable-rate mortgages to fixed rate loans which are sold by the Company. Excluding the gains on sales of loans and securities, non-interest income increased 10% during the 1997 quarter compared to the 1996 quarter.

   Non-interest Expense

   Non-interest expenses decreased 8% to $5.33 million for the 1997 quarter compared to $5.79 million for the 1996 quarter. The largest single reason for the decrease was a $211,000 reduction in FDIC premiums relating to a decrease in the FDIC premium rate from 0.23% to 0.065% as of January 1, 1997.

   Income Taxes

   The Company's effective income tax rate was 36.1% for the quarter ended
   December 31, 1997 compared to 37.1% for the quarter ended December 31, 1996.


   Item 3    Quantitative and Qualitative Disclosures About Market Risk

        There are no material changes to be reported pursuant to this Item.


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

   Item 4     Submission of Matters to a Vote of Security Holders

      Not applicable.

   Item 5     Other information

      Not applicable

   Item 6     Exhibits and Reports on Form 8-K

      (a) Reference is made to the Exhibit Index with respect to the exhibits filed with this Form 10-Q. In addition, see Note 2 to the Unaudited Consolidated Financial Statements for the information required by Exhibit 11 - Computation of Earnings Per
           Share

      (b)  The Company filed a Form 8-K, dated November 3, 1997, reporting
           (pursuant to Item 5) that the Company had entered into an Agreement and Plan of Merger with Marshall & Ilsley Corporation
           ("M&I"), a Wisconsin corporation, providing for the merger of the Company with and into M&I. See Part I, Item 2 - " Management's
           Discussion and Analysis of Financial Condition and Results of
           Operations -  Pending Merger."


                                   Signatures

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Advantage Bancorp, Inc.
                                           (registrant)


   Date: February 4, 1998             By:  \s\ Paul P. Gergen
                                           Paul P. Gergen
                                           Chairman of the Board
                                           Chief Executive Officer


                                      By:   \s\  John Stampfl
                                            John Stampfl
                                            Chief Financial Officer


                                  EXHIBIT INDEX

                             ADVANTAGE BANCORP, INC.
                                    FORM 10-Q
                    Quarterly Period Ended December 31, 1997


   Exhibit No.         Exhibit

     2.1 Agreement and Plan of Merger, dated as of November 3, 1997, between Marshall & Ilsley Corporation and Advantage Bancorp,
                Inc. (incorporated by reference to Advantage Bancorp Inc.'s
                Current Report on Form 8-K, dated November 3, 1997)

     2.2        Stock Option Agreement, dated as of November 3, 1997, between
                Marshall & Ilsley Corporation and Advantage Bancorp, Inc.
                (incorporated by reference to Exhibit 2.2 to Advantage
                Bancorp, Inc.'s Current Report on Form 8-K, dated November 3,
                1997)

    10.1        Amendment of Employment Agreement, dated as of November 3,
                1997, between Advantage Bancorp, Inc., Advantage Bank,
                F.S.B., Paul P. Gergen and Marshall & Ilsley Corporation
                (incorporated by reference to Exhibit 99.1 to Advantage
                Bancorp, Inc.'s Current Report on Form 8-K, dated November 3,
                1997)

    10.2        Amendment of Employment Agreement, dated as of November 3,
                1997, between Advantage Bancorp, Inc., Advantage Bank,
                F.S.B., John Stampfl and Marshall & Ilsley Corporation
                (incorporated by reference to Exhibit 99.2 to Advantage
                Bancorp, Inc.'s Current Report on Form 8-K, dated November 3,
                1997)

      27        Financial Data Schedule [Edgar version only]
